Form 10-Q
period 1999-06-30
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 1999-08-13
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------

          COMMISSION FILE NUMBER                    33-73247

                         GENERAC PORTABLE PRODUCTS, INC.
                         GENERAC PORTABLE PRODUCTS, LLC
                                   GPPW, INC.
      (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR RESPECTIVE CHARTERS)

                          ----------------------------

       DELAWARE                                          13-4006887
       DELAWARE                                          39-1932782
       WISCONSIN                                         13-4012695
       (STATE OR OTHER JURISDICTION                      (I.R.S EMPLOYER
       OF INCORPORATION OR                               IDENTIFICATION NUMBERS)
       ORGANIZATION)


                          ----------------------------

                                  1 GENERAC WAY
                           JEFFERSON, WISCONSIN 53549
                                 (920) 674-3750
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

       The number of shares of common stock of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of August 12, 1999 is as follows:

       Generac Portable Products, Inc.                     12,633,125
       GPPW, Inc.                                          1,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAC PORTABLE PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN 000'S)

                                                                                   JUNE 30,   DECEMBER 31,
                                                                                    1999         1998
                                                                                  ---------    ---------
ASSETS                                                                           (Unaudited)
Current assets:
        Cash and cash equivalents                                                 $   2,550    $   1,528
        Accounts receivable (less allowances of $287 and $242, respectively)         65,330       44,695
        Inventories                                                                  63,347       46,651
        Deferred income taxes                                                           139          139
        Prepaid expenses and other current assets                                       710          898
                                                                                  ---------    ---------
           Total current assets                                                     132,076       93,911

Property, plant and equipment, net                                                   24,768       19,437
Intangible assets, net                                                              208,724      211,407
Deferred financing costs                                                              6,806        6,985
Other                                                                                   102          262
                                                                                  ---------    ---------
           Total assets                                                           $ 372,476    $ 332,002
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                         $   6,998    $   7,922
        Trade accounts payable                                                       31,794       12,839
        Accrued employee compensation, benefits and payroll withholdings              2,510        1,185
        Other accrued liabilities                                                    19,297       14,424
                                                                                  ---------    ---------
           Total current liabilities                                                 60,599       36,370

Long-term debt obligations                                                          199,275      189,861
Other long-term obligations                                                           1,024          999
Deferred income taxes                                                                 3,017        1,505

Commitments and contingencies (Note 4)

Stockholders equity:
        Common stock, $.01 par value, 40,000 shares authorized; 12,633 shares
           issued and outstanding                                                       126          126
        Additional paid-in capital                                                  109,874      109,874
        Retained earnings                                                            10,927        4,202
        Accumulated other comprehensive (loss) income                                  (708)         723
        Excess of purchase price over book value of net assets acquired
          from entities partially under common control                              (11,658)     (11,658)
                                                                                  ---------    ---------
           Total stockholders' equity                                               108,561      103,267
                                                                                  ---------    ---------
           Total liabilities and stockholders' equity                             $ 372,476    $ 332,002
                                                                                  =========    =========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                               (AMOUNTS IN $000'S)

                                                                       FOR THE         FOR THE
                                                                     THREE MONTHS     SIX MONTHS
                                                                        ENDED            ENDED
                                                                    JUNE 30, 1999    JUNE 30, 1999
                                                                    -------------    -------------
Net sales                                                             $105,563         $198,450
Cost of sales                                                           76,868          145,598
                                                                      --------         --------
          Gross profit                                                  28,695           52,852
Operating expenses:
       Selling and service                                              12,489           23,641
       General and administrative                                        2,142            4,143
       Intangible asset amortization                                     1,341            2,682
                                                                      --------         --------
          Income from operations                                        12,723           22,386
Other expense:
       Interest expense                                                  5,309           10,405
       Deferred financing cost amortization                                213              426
       Expenses from withdrawn common stock offering (Note 9)            1,160            1,160
       Other expenses, net                                                  44               49
                                                                      --------         --------
          Income before income taxes                                     5,997           10,346
Provision for income taxes                                               2,097            3,621
                                                                      --------         --------
          Net income                                                  $  3,900         $  6,725
                                                                      ========         ========

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (AMOUNTS IN $000'S)

                                                                                             FOR THE
                                                                                            SIX MONTHS
                                                                                               ENDED
                                                                                           JUNE 30, 1999
                                                                                           --------------
Operating activities:
        Net income                                                                            $  6,725
        Adjustments to reconcile net income to net cash used for operating activities
          Depreciation                                                                           1,213
          Amortization                                                                           3,108
          Deferred income taxes                                                                  1,512
          Loss on sale of fixed assets                                                               4
          Increase (decrease) in cash due to changes in:
               Accounts receivable                                                             (21,202)
               Inventories                                                                     (17,581)
               Other assets                                                                        143
               Trade accounts payable                                                           19,351
               Accrued liabilities                                                               6,165
                                                                                              --------
          Net cash used for operating activities                                                  (562)
                                                                                              --------

Investing activities:
       Capital expenditures                                                                     (6,546)
       Proceeds from sale of fixed assets                                                            7
                                                                                              --------
          Net cash used for investing activities                                                (6,539)
                                                                                              --------

Financing activities:
       Net borrowings under revolving loan facility                                             13,400
       Payments on other long-term debt obligations                                             (4,910)
       Payment of deferred financing costs                                                        (247)
                                                                                              --------
          Net cash provided by financing activities                                              8,243
                                                                                              --------

Effect of exchange rate changes on cash                                                           (120)
                                                                                              --------

Net increase in cash and cash equivalents                                                        1,022
                                                                                              --------

Cash and cash equivalents:
        Beginning of period                                                                   $  1,528
                                                                                              --------
        End of period                                                                         $  2,550
                                                                                              ========

Supplemental cash flow information:
       Cash paid for interest                                                                 $ 11,086
                                                                                              ========
       Cash paid for taxes                                                                    $    790
                                                                                              ========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                 (Dollar amounts in thousands unless indicated)

1.   BASIS OF PRESENTATION

     Generac Portable Products, Inc., (together with its subsidiaries, including Generac Portable Products, LLC and GPPW, Inc. on a consolidated basis, "Generac Portable Products" or the "company"), has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom and Germany, and is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both industrial and residential applications. Generac Portable Products sells primarily to large home center retailers throughout the United States, Canada and Europe.

     These financial statements have been prepared by Generac Portable Products pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Generac Portable Products, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Generac Portable Products for the interim periods presented. These financial statements include the accounts of Generac Portable Product's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Generac Portable Products' financial statements for the period July 10, 1998 through December 31, 1998, and the company's unaudited pro forma consolidated financial information included in the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999.


2.   INVENTORIES

     Inventories consist of the following:

                                         June 30, 1999   December 31, 1998
                                         -------------   -----------------
Raw materials and sub-assemblies              $35,964         $27,721
Finished goods                                 27,383          18,930
                                              -------         -------
                                              $63,347         $46,651
                                              =======         =======

3.   INCOME TAXES

     Generac Portable Products recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income. The effective income tax rate for Generac Portable Products varies from the Federal statutory tax rate due to state income taxes and other non-deductible expenses.

4.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     In the normal course of business, Generac Portable Products is involved in certain legal actions and claims. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on Generac Portable Products' financial position, results of operations or cash flows.

     In connection with the purchase by Generac Portable Products, LLC of substantially all of the assets of the Portable Products Division (the "Predecessor") of Generac Corporation on July 9, 1998 (the "Acquisition"), Generac Portable Products entered into an OEM engine supply agreement with Generac Corporation to supply it with the engine used in certain of Generac Portable Products' pressure washers and consumer portable generators. The engine supply agreement allows for Generac Portable Products to make minimum purchases of engines from Generac Corporation in each of the next nine years and gives Generac Portable Products the right to increase the amount of purchases based upon forecasted requirements. This agreement is an exclusive arrangement related to such products subject to the minimum purchase requirements. As Generac Portable Products maintains relationships with other major engine suppliers, management believes that the minimum purchase quantities and unit prices under this agreement will not have an adverse effect on Generac Portable Products. Management also considers the provisions of the engine supply agreement to reflect arms-length terms. For the three months and six months ended June 30, 1999, Generac Portable Products purchased products approximating $9.4 million and $20.9 million, respectively, under this agreement. In addition, Generac Portable Products also purchased other components from Generac Corporation approximating $4.3 million and $9.9 million, respectively, for the three months and six months ended June 30, 1999. Included in accounts payable are amounts due to Generac Corporation of approximately $5.7 million and $4.7 million at June 30, 1999 and December 31, 1998, respectively.

5.   COMPREHENSIVE INCOME

     Total comprehensive income totaled $3,371 and $5,294 for the three months and six months ended June 30, 1999, respectively. For the three months ended June 30, 1999, total comprehensive income is comprised of net income of $3,900 and accumulated other comprehensive loss of $529. For the six months ended June 30, 1999, total comprehensive income is comprised of net income of $6,725 and accumulated other comprehensive loss of $1,431. Accumulated other comprehensive loss is comprised entirely of foreign currency translation adjustments.

6.   SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

     In connection with the Acquisition, Generac Portable Products, LLC and GPPW, Inc. ("GPPW") co-issued $110 million of 11 1/4% senior subordinated notes due 2006 (the "Notes") which are guaranteed by Generac Portable Products, Inc. While Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. The following unaudited condensed supplemental consolidating financial information as of June 30, 1999 and for the three months and six months ended June 30, 1999, reflects the investments of Generac Portable Products, Inc., GPPW and GPPD, Inc. ("GPPD") in Generac Portable Products, LLC using the equity method. Generac Portable Products, Inc., GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac Portable Products, Inc., and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.

AS OF JUNE 30, 1999
                                 GENERAC PORTABLE                               GENERAC PORTABLE
                                  PRODUCTS, INC.      GPPW            GPPD        PRODUCTS, LLC      ELIMINATIONS    CONSOLIDATED
                                  --------------    --------        --------      -------------      ------------    ------------
Current assets                      $     --        $      7        $    132        $ 131,937         $      --         $132,076
Investment in affiliates             119,429           6,262         118,968               --          (244,659)              --
Noncurrent assets                         --              --              --          240,400                --          240,400
                                    --------        --------        --------        ---------         ---------         --------
              Total Assets          $119,429        $  6,269        $119,100        $ 372,337         $(244,659)        $372,476
                                    ========        ========        ========        =========         =========         ========

Current liabilities                 $     --        $    104        $  1,983        $  58,512         $      --         $ 60,599
Long-term debt                            --              --              --          199,275                --          199,275
Other long-term obligations               --             151           2,866            1,024                --            4,041
Stockholders' equity                 119,429           6,014         114,251          113,526          (244,659)         108,561
                                    --------        --------        --------        ---------         ---------         --------
                                    $119,429        $  6,269        $119,100        $ 372,337         $(244,659)        $372,476
                                    ========        ========        ========        =========         =========         ========

FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 GENERAC PORTABLE                               GENERAC PORTABLE
                                  PRODUCTS, INC.      GPPW            GPPD        PRODUCTS, LLC      ELIMINATIONS    CONSOLIDATED
                                  --------------    --------        --------      -------------      ------------    ------------
 Net Sales                          $     --        $     --        $     --        $ 105,563         $      --         $105,563
 Gross profit                             --              --              --           28,695                --           28,695
 Operating expenses                       --              --              --           15,972                --           15,972
                                    --------        --------        --------        ---------         ---------         --------
 Operating income                         --              --              --           12,723                --           12,723
 Interest expense                         --              --              --            5,309                --            5,309
 Other expense, net                       --              --              --            1,417                --            1,417
 Equity in earnings of affiliates      3,900             300           5,697               --            (9,897)              --
                                    --------        --------        --------        ---------         ---------         --------
 Income before income taxes            3,900             300           5,697            5,997            (9,897)           5,997
 Provision for income taxes               --             105           1,992               --                --            2,097
                                    --------        --------        --------        ---------         ---------         --------
 Net income                         $  3,900        $    195        $  3,705        $   5,997         $  (9,897)        $  3,900
                                    ========        ========        ========        =========         =========         ========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 GENERAC PORTABLE                               GENERAC PORTABLE
                                  PRODUCTS, INC.      GPPW            GPPD        PRODUCTS, LLC      ELIMINATIONS    CONSOLIDATED
                                  --------------    --------        --------      -------------      ------------    ------------
 Net Sales                          $     --        $     --        $     --        $ 198,450         $      --         $198,450
 Gross profit                             --              --              --           52,852                --           52,852
 Operating expenses                       --              --              --           30,466                --           30,466
                                    --------        --------        --------        ---------         ---------         --------
 Operating income                         --              --              --           22,386                --           22,386
 Interest expense                         --              --              --           10,405                --           10,405
 Other expense, net                       --              --              --            1,635                --            1,635
 Equity in earnings of affiliates      6,725             517           9,829               --           (17,071)              --
                                    --------        --------        --------        ---------         ---------         --------
 Income before income taxes            6,725             517           9,829           10,346           (17,071)          10,346
 Provision for income taxes               --             181           3,440               --                --            3,621
                                    --------        --------        --------        ---------         ---------         --------
 Net income                         $  6,725        $    336        $  6,389        $  10,346         $ (17,071)        $  6,725
                                    ========        ========        ========        =========         =========         ========

7.   STOCK SPLITS

     On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split. All share information in these consolidated financial statements has been retroactively adjusted to reflect these stock splits.

8.   SEGMENT INFORMATION

     Generac Portable Products is a leader in the design, manufacture and sale of portable generators and pressure washers. Engineering, manufacturing, marketing and administrative resources are generally not product specific and Generac Portable Products evaluates operating performance based upon the combined results of these product lines.

Information regarding Generac Portable Products' geographic areas is summarized below:

                                                                          UNITED
                                                                          STATES         EUROPE       CONSOLIDATED
                                                                         --------        -------      ------------
Net sales - for the three months ended June 30, 1999                     $ 96,397        $ 9,166        $105,563
Net sales - for the six months ended June 30, 1999                        184,294         14,156         198,450
Income from operations - for the three months ended June 30, 1999          12,256            467          12,723
Income from operations - for the six months ended June 30, 1999            22,200            186          22,386
Long-lived assets - as of June 30, 1999                                   237,865          2,535         240,400

     Generac Portable Products sells primarily to large home center retailers. Two customers accounted for approximately 61% and 63% of net sales for the three months and six months ended June 30, 1999, respectively. Both customers individually comprise more than 10% of Generac Portable Products' net sales. Accounts receivable from these two customers approximated $34,007 and $24,202 at June 30, 1999 and December 31, 1998, respectively.


9.   EXPENSES FROM WITHDRAWN COMMON STOCK OFFERING

     During the three months ended June 30, 1999, Generac Portable Products incurred certain fees and expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac Portable Products decided to withdraw its initial public stock offering during July 1999. Expenses related to this offering of approximately $1.2 million were recorded during the three months ended June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999. This report on Form 10-Q includes forward-looking statements based on management's current expectations. Reference is made in particular to the description of the company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "believes," "intends," "estimates," "expects," and similar expressions.

OVERVIEW

     Generac Portable Products, Inc., (together with its subsidiaries, including Generac Portable Products, LLC and GPPW, Inc. on a consolidated basis, "Generac Portable Products" or the "company"), has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom and Germany, and is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both industrial and residential applications. Generac Portable Products sells primarily to large home center retailers throughout the United States, Canada and Europe. References to Generac Portable Products means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis and, as the context requires, Generac Portable Products' Predecessor. The "Predecessor" refers to the Portable Products Division of Generac Corporation.

     The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA which represents earnings before interest, taxes, depreciation, amortization and other non-recurring charges. EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or of the company's predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this document.

1.  RESULTS OF OPERATIONS

                                                       (unaudited)
                                                      (in millions)

                                Generac Portable Products                Predecessor
                              ------------------------------   ------------------------------
                               Three Months      Six Months     Three Months     Six Months
                                  Ended            Ended           Ended            Ended
                              June 30, 1999    June 30, 1999   June 30, 1998    June 30, 1998
                              -------------    -------------   -------------    -------------
Net sales
        Domestic                $   96.4         $  184.3         $  69.1         $  123.9
        International                9.2             14.2             5.7             10.5
                                --------         --------         -------         --------
Total net sales                    105.6            198.5            74.8            134.4
Gross profit                        28.7             52.9            19.7             34.8
Operating expenses                  16.0             30.5            10.2             18.2
Operating income                    12.7             22.4             9.5             16.6
Net income                           3.9              6.7             8.7             15.3
EBITDA                              14.7             26.2             9.9             17.3

     The Predecessor's results for the three months and six months ended June 30, 1998 do not include the effects of purchase accounting for the acquisition of the Portable Products Division of Generac Corporation, which includes increased goodwill and intangible asset amortization and increased interest expense due to increased borrowings incurred in connection with the acquisition. In addition, the Predecessor and its stockholders elected to be treated as an S Corporation for federal and state income tax purposes. Therefore, no provision for income taxes is included in the Predecessor financial statements. Accordingly, the results of Generac Portable Products are not comparable with those of the Predecessor in all material respects.

     THREE MONTHS ENDED JUNE 30, 1999 (NEW BASIS) COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998 (PREDECESSOR BASIS)

     Net sales. Net sales increased $30.8 million or 41.2%, to $105.6 million for the three months ended June 30, 1999 from $74.8 million for the three months ended June 30, 1998.

     Domestic sales increased $27.3 million, or 39.5%, to $96.4 million for the three months ended June 30, 1999 from $69.1 million for the three months ended June 30, 1998. This increase was primarily reflective of increased sales of generators and related accessories to existing customers resulting from new store additions and sales to new customers. Additionally, a portion of the increased generator demand may relate to consumer concerns relating to possible Year 2000 power outages.

     International sales increased $3.5 million, or 61.4%, to $9.2 million for the three months ended June 30, 1999 from $5.7 million for the three months ended June 30, 1998. This increase was reflective of increased generator sales by the company's branch in the United Kingdom to existing domestic customers.

     Gross profit. Gross profit increased $9.0 million, or 45.7%, to $28.7 million for the three months ended June 30, 1999 from $19.7 million for the three months ended June 30, 1998. This increase was reflective of increased overall sales as described above and improved gross margins due to a greater sales mix of higher margin generators. Gross profit margin increased to 27.2% for the three months ended June 30, 1999 from 26.3% for the three months ended June 30, 1998.

     Operating expenses. Operating expenses increased $5.8 million, or 56.9%, to $16.0 million for the three months ended June 30, 1999 from $10.2 million for the three months ended June 30, 1998. The increase was due to increases in selling and service expenses, general and administrative expenses and intangible asset amortization. Selling and service expenses increased due to selling and distribution costs that are impacted by sales volume, increases in sales force personnel, promotional expenses for new pressure washer product offerings and certain sales incentives offered to new domestic customers. The increase in general and administrative expenses was reflective of increases in personnel to support certain finance, accounting and human resource functions which had previously been shared with Generac Corporation. Additionally, during the three months ended June 30, 1999, Generac Portable Products recognized $1.3 million in intangible asset amortization, resulting from the effects of the acquisition of the Portable Products Division of Generac Corporation. No amortization expense was recognized during the three months ended June 30, 1998. As a percentage of sales, operating expenses increased to 15.2% for the three months ended June 30, 1999 from 13.6% for the three months ended June 30, 1998.

     Net income. Net income decreased $4.8 million, or 55.2%, to $3.9 million for the three months ended June 30, 1999 from $8.7 million for the three months ended June 30, 1998. This decrease in net income was primarily due to increases in certain expenses resulting from the effects of the acquisition of the Portable Products Division of Generac Corporation, including an increase in interest expense of $4.5 million, intangible asset and deferred financing cost amortization totaling $1.6 million and a provision for income tax of $2.1 million. Furthermore, Generac Portable Products recognized approximately $1.2 million in costs incurred in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. The decrease was partially offset by an increase in operating income, net of intangible asset amortization, of $4.5 million, resulting primarily from the increase in sales volume. As a percentage of sales, net income decreased to 3.7% for the three months ended June 30, 1999 from 11.6% for the three months ended June 30, 1998.

     EBITDA. EBITDA increased $4.8 million, or 48.5%, to $14.7 million for the three months ended June 30, 1999 from $9.9 million for the three months ended June 30, 1998. This increase was due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA increased to 13.9% for the three months ended June 30, 1999 from 13.2% for the three months ended June 30, 1998.

     SIX MONTHS ENDED JUNE 30, 1999 (NEW BASIS) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (PREDECESSOR BASIS)

     Net sales. Net sales increased $64.1 million or 47.7%, to $198.5 million for the six months ended June 30, 1999 from $134.4 million for the six months ended June 30, 1998.

     Domestic sales increased $60.4 million or 48.7%, to $184.3 million for the six months ended June 30, 1999 from $123.9 million for the six months ended June 30, 1998. This increase was reflective of continued strong demand for generators through increased sales to existing customers resulting from new store additions and sales to new customers, sales of new generator accessories and expanded pressure washer product offerings by Sears. Additionally, a portion of the increased demand for generators may relate to consumer concerns relating to possible Year 2000 power outages.

     International sales increased $3.7 million, or 35.2%, to $14.2 million for the six months ended June 30, 1999 from $10.5 million for the six months ended June 30, 1998. This increase was reflective of increased generator sales by the company's branch in the United Kingdom to existing domestic customers.

     Gross profit. Gross profit increased $18.1 million, or 52.0%, to $52.9 million for the six months ended June 30, 1999 from $34.8 million for the six months ended June 30, 1998. This increase was reflective of increased overall sales as described above and improved gross margins due to a greater sales mix of higher margin generators, partially offset by higher costs incurred for certain engines. Gross profit margin increased slightly to 26.6% for the six months ended June 30, 1999 from 25.9% for the six months ended June 30, 1998.

     Operating expenses. Operating expenses increased $12.3 million, or 67.6%, to $30.5 million for the six months ended June 30, 1999 from $18.2 million for the six months ended June 30, 1998. The increase was due to increases in selling and service expenses, general and administrative expenses and intangible asset amortization. Selling and service expenses increased due to selling and distribution costs that are impacted by sales volume and increases in sales force personnel, promotional expenses for new pressure washer product offerings and incentives for sales into home centers in Germany. The increase in general and administrative expenses was reflective of increased training and support costs related to the company's new business software implementation and increases in personnel to support certain finance, accounting and human resource functions which had previously been shared with Generac Corporation. Additionally, during the six months ended June 30, 1999, Generac Portable Products recognized $2.7 million in intangible asset amortization, resulting from the effects of the acquisition of the Portable Products Division of Generac Corporation. No amortization expense was recognized during the six months ended June 30, 1998. As a percentage of sales, operating expenses increased to 15.4% for the six months ended June 30, 1999 from 13.6% for the six months ended June 30, 1998.

     Net income. Net income decreased $8.6 million, or 56.2%, to $6.7 million for the six months ended June 30, 1999 from $15.3 million for the six months ended June 30, 1998. This decrease in net income was primarily due to increases in certain expenses resulting from the effects of the acquisition of the Portable Products Division of Generac Corporation, including an increase in interest expense of $9.1 million, intangible asset and deferred financing cost amortization totaling $3.1 million and a provision for income tax of $3.6 million. Furthermore, Generac Portable Products recognized approximately $1.2 million in costs incurred in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. The decrease was partially offset by an increase in operating income, net of intangible asset amortization, of $8.5 million, resulting primarily from the increase in sales volume. As a percentage of sales, net income decreased to 3.4% for the six months ended June 30, 1999 from 11.4% for the six months ended June 30, 1998.

     EBITDA. EBITDA increased $8.9 million, or 51.4%, to $26.2 million for the six months ended June 30, 1999 from $17.3 million for the six months ended June 30, 1998. This increase was due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA increased to 13.2% for the six months ended June 30, 1999 from 12.9% for the six months ended June 30, 1998.

2.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1999

     To finance its capital expenditure program and fund its operational and liquidity needs, Generac Portable Products has relied principally on cash flow generated from operations and borrowings under the company's $115 million credit facility between it and its lenders, with Bankers Trust Company as administrative agent. Generac Portable Products' principal uses of liquidity are to meet debt service requirements, finance its capital expenditures and provide working capital. Based on current levels of operations and anticipated growth, the management of Generac Portable Products expects that net cash from operations and available amounts under its credit facility will be sufficient to fund the company's debt obligations, permit anticipated capital expenditures and fund its liquidity needs.

     At June 30, 1999, Generac Portable Products had approximately $206.3 million of outstanding debt, including $110.0 million of senior notes payable, $94.1 million under its credit facility (including $14.0 million under the $30.0 million revolving credit portion of the credit facility) and $2.2 million under capital lease obligations. In addition, as of June 30, 1999, Generac Portable Products had available cash of approximately $2.6 million.

     Generac Portable Product's ability to make scheduled payments of principal, or to pay the interest on its indebtedness, or to fund planned capital expenditures, will depend on its future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, Generac Portable Products believes that future cash flow from operations, together with available borrowings under the credit facility will be adequate to meet Generac Portable Products' anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that Generac Portable Products' business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to generate sufficient cash flow, Generac Portable Products may be required to delay necessary capital expenditures, refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

     Cash used in operating activities for the six months ended June 30, 1999 totaled $.6 million. The activity in operating cash flows was primarily a result of a buildup of inventory and receivables to support increased sales activity. The increase was partially offset by an increase in trade accounts payable and other accrued liabilities.

     Capital expenditures for the six months ended June 30, 1999 totaled $6.5 million. The capital expenditures related primarily to plant expansions at the company's facilities, production machinery and software. In an economic downturn, Generac Portable Products believes it will be able to adjust the amount spent on capital expenditures without compromising the base requirements of its operations. Generac Portable Products expects to spend approximately $12.0 million in 1999 for various capital projects, including increased capacity through plant expansion, cost improvement and quality enhancement initiatives, administrative offices expansion, and updating management information systems. Generac Portable Products spent approximately $1.2 million on research and development during the six months ended June 30, 1999.

3.   INITIAL PUBLIC OFFERING COSTS

     During the three months ended June 30, 1999, Generac Portable Products incurred approximately $1.2 million of expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac Portable Products decided to withdraw its initial public stock offering during July 1999 as it did not believe that the price at which the stock could be sold adequately represented the value of the company. Consequently, these costs were expensed during the three months ended June 30, 1999.

4.   EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currency and the Euro were established and monetary, capital, foreign exchange and interbank markets were converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. Generac Portable Products has operations in member countries of the EMU and, accordingly, has established action plans that are continuing to be implemented to address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Based on its current assessment, management believes that the costs of the Euro conversion will not have a material impact on the operations, cash flows or financial conditions of Generac Portable Products.

5.   FUTURE ACCOUNTING CHANGES

     The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 2000. Due to the company's limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the company's financial condition or results of operations.

6.   YEAR 2000 STRATEGY

     Many currently installed computer systems and software products use two digits rather than four to define the applicable year. For example, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of the company's operations. Generac Portable Products is continuing a process of making all necessary software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. Generac Portable Products has adopted and is implementing a three-phase approach of assessment, correction and testing. The scope of the project includes all internal software, hardware, operating systems, non-information technology systems, products and assessment of risk to the business from vendors and other parties' Year 2000 issues. Generac Portable Products has completed the assessment phase relating to its internal software, hardware and other operating systems and is currently in the correction and testing phases. Generac Portable Products continues its assessment of the non-information technology systems and the risk to the business from vendors and other parties. Furthermore, Generac Portable Products has completed the assessment of its products, noting that the Year 2000 will not impact its products as the products do not contain date sensitive sub-systems. Generac Portable Products believes that this formal assessment (including prioritization of business risk), correction (including conversions to new software), and testing of necessary changes will minimize the business risk of Year 2000 from internal systems.

     Although Generac Portable Products has not yet fully completed its Year 2000 project, management estimates that assessment, correction and testing has been completed for approximately 75% of the company's information sub-systems and consequently, these sub-systems are Year 2000 ready. The balance of the company's systems are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness by October 1, 1999. The need for contingency plans will be evaluated as this target date approaches. In most instances, Generac Portable Products has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business.

     Generac Portable Products is currently unable to predict the extent to which Year 2000 issues will affect vendors with which Generac Portable Products does a material amount of business, or the extent to which Generac Portable Products would be vulnerable to the failure of any of these vendors to convert their systems on a timely basis. Generac Portable Products could face a material financial risk if its customers or suppliers are unable to complete critical Year 2000 readiness efforts in a timely manner. Generac Portable Products is continuing to work with its customers and suppliers to evaluate their Year 2000 readiness, identify material business risks, and develop solutions so that all critical processes needed to conduct its business are Year 2000 ready. As part of the evaluation of the Year 2000 readiness of the company's customers and suppliers, Generac Portable Products has requested that its customers and suppliers complete a Year 2000 questionnaire which has facilitated the company's assessment of the Year 2000 readiness of relevant third parties. Although Generac Portable Products believes that customer and supplier representations have been made in good faith, there is no assurance that such representations would be legally binding. In addition, the company's exposure to these external risks is partially mitigated by the size and sophistication of its primary customers, as well as by the diversity of its suppliers and geographic locations.

     Generac Portable Products spent approximately $.9 million during 1998 to upgrade and replace its systems to ensure Year 2000 readiness. Generac Portable Products estimates it will incur additional costs of approximately $2.8 million to upgrade and replace its systems, the majority of which will be incurred in fiscal 1999. Generac Portable Products believes it continues to appropriately reduce the risks of not being Year 2000 ready through the identification and remediation process described above. During 1999, Generac Portable Products will continue to evaluate the need for contingency planning as it relates to the readiness for each business related software and hardware item.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Generac Portable Products is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rates and commodities. To reduce such risks, Generac Portable Products selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. There have been no material changes in the company's market risk exposures as compared to those discussed in the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, Generac Portable Products is subject to legal proceedings and other claims arising in the ordinary course of its business. Generac Portable Products maintains insurance coverage against claims in the amount which it believes to be adequate. Generac Portable Products believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or the results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          GENERAC PORTABLE PRODUCTS, INC.
                                          (Registrant)

Date  August 11, 1999                By   /s/ ERIC R. WILKINSON
                                          --------------------------------------
                                          Eric R. Wilkinson
                                          PRESIDENT



                                          GENERAC PORTABLE PRODUCTS, LLC
                                          (Registrant)

Date  August 11, 1999                By   /s/ DORRANCE J. NOONAN, JR.
                                          --------------------------------------
                                          Dorrance J. Noonan, Jr.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                          GPPW, INC.
                                          (Registrant)

Date  August 11, 1999                By   /s/ FAITH ROSENFELD
                                          --------------------------------------
                                          Faith Rosenfeld
                                          PRESIDENT

                         GENERAC PORTABLE PRODUCTS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                           FOR QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

Exhibit No.                         Description
-----------                         -----------

27                                  Financial Data Schedule