Form 10-Q
period 1999-09-30
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 1999-11-12
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 33-73247

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


                                  1 GENERAC WAY
                           JEFFERSON, WISCONSIN 53549
                                 (920) 674-3750
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   (REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of October 12, 1999 is as follows:

Generac Portable Products, Inc.                              12,633,125
GPPW, Inc.                                                        1,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GENERAC PORTABLE PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN 000'S)

                                                                                        September 30,            December 31,
                                                                                             1999                   1998
                                                                                     -------------------     ------------------
    ASSETS                                                                               (Unaudited)
    Current assets:
            Cash and cash equivalents                                                $            1,837       $          1,528
            Accounts receivable (less allowances of $375 and $242, respectively)                 75,434                 44,695
            Inventories                                                                          63,479                 46,651
            Prepaid expenses and other current assets                                               744                  1,037
                                                                                     ------------------       ----------------
                Total current assets                                                            141,494                 93,911

    Property, plant and equipment, net                                                           28,535                 19,437
    Intangible assets, net                                                                      207,571                211,407
    Deferred financing costs                                                                      6,648                  6,985
    Other                                                                                            10                    262
                                                                                     ------------------       ----------------
                Total assets                                                         $          384,258       $        332,002
                                                                                     ==================       ================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
            Current portion of long-term debt                                        $            7,619       $          7,922
            Trade accounts payable                                                               26,196                 12,839
            Accrued employee compensation, benefits and payroll withholdings                      2,656                  1,185
            Other accrued liabilities                                                            19,714                 14,424
                                                                                     ------------------       ----------------
                Total current liabilities                                                        56,185                 36,370

    Long-term debt obligations                                                                  210,114                189,861
    Other long-term obligations                                                                   1,039                    999
    Deferred income taxes                                                                         3,773                  1,505

    Commitments and contingencies (Note 4)

    Stockholders' equity:
            Common stock, $.01 par value, 40,000 shares authorized; 12,633 shares
                issued and outstanding                                                              126                    126
            Additional paid-in capital                                                          109,874                109,874
            Retained earnings                                                                    14,893                  4,202
            Accumulated other comprehensive (loss) income                                           (88)                   723
            Excess of purchase price over book value of net assets acquired
               from entities partially under common control                                     (11,658)               (11,658)
                                                                                     ------------------       ----------------
                Total stockholders' equity                                                      113,147                103,267
                                                                                     ==================       ================
                Total liabilities and stockholders' equity                           $          384,258       $        332,002
                                                                                     ==================       ================

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                               (AMOUNTS IN $000'S)

                                                                                           For the              For the
                                                                                         Three Months          Nine Months
                                                                                            Ended                 Ended
                                                                                     September 30, 1999     September 30, 1999
                                                                                     ------------------     ------------------
 Net sales                                                                           $        96,467        $       294,917
 Cost of sales                                                                                69,345                214,943
                                                                                     ------------------     ------------------
                Gross profit                                                                  27,122                 79,974
 Operating expenses:
            Selling and service                                                               11,571                 35,212
            General and administrative                                                         2,499                  6,642
            Intangible asset amortization                                                      1,343                  4,025
                                                                                     ------------------     ------------------
                Income from operations                                                        11,709                 34,095
 Other expense:
            Interest expense                                                                   5,386                 15,791
            Deferred financing cost amortization                                                 244                    670
            Expenses from withdrawn common stock offering (Note 9)                                 -                  1,160
            Other expenses (income), net                                                         (22)                    27
                                                                                     ------------------     ------------------
                Income before income taxes                                                     6,101                 16,447
 Provision for income taxes                                                                    2,135                  5,756
                                                                                     ------------------     ------------------
                Net income                                                           $         3,966        $        10,691
                                                                                     ==================     ==================

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (AMOUNTS IN $000'S)


                                                                                                   For the
                                                                                                 Nine Months
                                                                                                    Ended
                                                                                              September 30, 1999
                                                                                              ------------------
Operating activities:
            Net income                                                                        $        10,691
            Adjustments to reconcile net income to net cash used for operating activities
               Depreciation                                                                             1,985
               Amortization                                                                             4,695
               Deferred income taxes                                                                    2,268
               Loss on sale of fixed assets                                                                 5
               Increase (decrease) in cash due to changes in:
                       Accounts receivable                                                            (30,905)
                       Inventories                                                                    (17,467)
                       Other assets                                                                       169
                       Trade accounts payable                                                          13,566
                       Accrued liabilities                                                              6,715
                                                                                              ------------------
               Net cash used for operating activities                                                  (8,278)
                                                                                              ------------------

Investing activities:
           Capital expenditures                                                                       (10,983)
           Proceeds from sale of fixed assets                                                              17
                                                                                              ------------------
               Net cash used for investing activities                                                 (10,966)
                                                                                              ------------------

Financing activities:
           Net borrowings under revolving loan facility                                                26,300
           Payments on other long-term debt obligations                                                (6,350)
           Payment of deferred financing costs                                                           (333)
                                                                                              ------------------
               Net cash provided by financing activities                                               19,617
                                                                                              ----------------

Effect of exchange rate changes on cash                                                                   (64)
                                                                                              ------------------

Net increase in cash and cash equivalents                                                                 309

Cash and cash equivalents:
            Beginning of period                                                               $         1,528
                                                                                              ------------------
            End of period                                                                     $         1,837
                                                                                              ==================
Supplemental cash flow information:
           Cash paid for interest                                                             $        19,644
                                                                                              ==================
           Cash paid for taxes                                                                $           860
                                                                                              ==================

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                 (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

1.       BASIS OF PRESENTATION

         Generac Portable Products, Inc. (together with its subsidiaries, including Generac Portable Products, LLC and GPPW, Inc. on a consolidated basis, "Generac Portable Products" or the "company"), has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain, and is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both industrial and residential applications. Generac Portable Products sells primarily to large home center retailers throughout the United States, Canada and Europe.

         These financial statements have been prepared by Generac Portable Products pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Generac Portable Products management, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Generac Portable Products for the interim periods presented. These financial statements include the accounts of Generac Portable Products' wholly owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Generac Portable Products' audited financial statements for the period July 10, 1998 through December 31, 1998, and the company's unaudited pro forma consolidated financial information included in the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999.


2.       INVENTORIES

         Inventories consist of the following:

                                                     September 30, 1999    December 31, 1999
                                                     ------------------    -----------------
          Raw materials and sub-assemblies           $           35,689    $          27,721
          Finished goods                                         27,790               18,930
                                                     ------------------    -----------------
                                                     $           63,479    $          46,651
                                                     ==================    =================

3.       INCOME TAXES

         Generac Portable Products recorded an income tax provision by estimating the annual effective income tax rate and applying that rate to pretax income.

4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         In the normal course of business, Generac Portable Products is involved in certain legal actions and claims. Management believes that such litigation and claims will be resolved without material adverse effect on Generac Portable Products' financial position, results of operations or cash flows.

         In connection with the purchase by Generac Portable Products, LLC of substantially all of the assets of the Portable Products Division (the "Predecessor") of Generac Corporation on July 9, 1998 (the "Acquisition"), Generac Portable Products entered into an OEM engine supply agreement with Generac Corporation to supply the company with the engine used in certain of Generac Portable Products' pressure washers and consumer portable generators. The engine supply agreement allows for Generac Portable Products to make minimum purchases of engines from Generac Corporation in each of the next nine years and gives Generac Portable Products the right to increase the amount of purchases based upon forecasted requirements. This agreement is an exclusive arrangement related to such products subject to the minimum purchase requirements. As Generac Portable Products maintains relationships with other major engine suppliers, management believes that the minimum purchase quantities and unit prices under this agreement will not have an adverse effect on Generac Portable Products. Management also considers the provisions of the engine supply agreement to reflect arms-length terms. For the three months and nine months ended September 30, 1999, Generac Portable Products purchased products approximating $16.0 million and $36.9 million, respectively, under this agreement. In addition, Generac Portable Products also purchased other components from Generac Corporation approximating $.8 million and $10.7 million, respectively, for the three months and nine months ended September 30, 1999. Included in accounts payable are amounts due to Generac Corporation of approximately $7.4 million and $4.7 million at September 30, 1999 and December 31, 1998, respectively.

         On September 29, 1999, Generac Portable Products commenced an arbitration against Generac Power Systems, Inc., the successors of Generac Corporation ("Power Systems"), entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and Power Systems to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that Power Systems has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties'contractual arrangements preclude Power Systems from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that Power Systems has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac Portable Products is seeking (i) a declaration that Power Systems has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac Portable Products is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin Power Systems from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin Power Systems from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and (v) to hold Power Systems liable for compensatory and punitive damages resulting from Power Systems' conduct. On October 19, 1999, Power Systems responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give Power Systems the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel. The parties are now in the preliminary stages of selecting an arbitrator.

         The company does not believe the arbitration dispute discussed above will have an adverse effect on its relationship with Power Systems under the OEM engine supply agreement.

5.       COMPREHENSIVE INCOME

         Total comprehensive income totaled $4,586 and $9,880 for the three months and nine months ended September 30, 1999, respectively. For the three months ended September 30, 1999, total comprehensive income is comprised of net income of $3,966 and accumulated other comprehensive income of $620. For the nine months ended September 30, 1999, total comprehensive income is comprised of net income of $10,691 and accumulated other comprehensive loss of $811. Accumulated other comprehensive income and loss is comprised entirely of foreign currency translation adjustments.

6.       SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

         In connection with the Acquisition, Generac Portable Products, LLC and GPPW, Inc. ("GPPW") co-issued $110 million of 11 1/4% senior subordinated notes due 2006 (the "Notes") which are guaranteed by Generac Portable Products, Inc. While Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. The following unaudited condensed supplemental consolidating financial information as of September 30, 1999 and for the three months and nine months ended September 30, 1999, reflects the investments of Generac Portable Products, Inc., GPPW and GPPD, Inc. ("GPPD") in Generac Portable Products, LLC using the equity method. Generac Portable Products, Inc., GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac Portable Products, Inc., and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.

AS OF SEPTEMBER 30, 1999

                                     GENERNAC                              GENERAL
                                     PORTABLE                              PORTABLE
                                   PRODUCTS, INC.     GPPW      GPPD     PRODUCTS, LLC   ELIMINATIONS   CONSOLIDATED
                                   --------------     ----      ----     -------------   ------------   ------------
Current assets                       $     --        $    7   $    132     $141,355       $      --     $141,494
Investment in affiliates              123,996         6,597    125,335           --        (255,928)          --
Noncurrent assets                          --            --         --      242,764              --      242,764
                                     --------        ------   --------     --------       ---------     --------
                                     $123,996        $6,604   $125,467     $384,119       $(255,928)    $384,258
                                     ========        ======   ========     ========       ==========    ========

Current liabilities                  $     --        $  174   $  3,319     $ 52,692       $      --     $ 56,185
Long-term debt                             --            --         --      210,114              --      210,114
Other long-term obligations                --           189      3,584        1,039              --        4,812
Stockholders' equity                  123,996         6,241    118,564      120,274        (255,928)     113,147
                                     --------        ------   --------     --------       ---------     --------
                                     $123,996        $6,604   $125,467     $384,119       $(255,928)    $384,258
                                     ========        ======   ========     ========       =========     ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                     GENERNAC                              GENERAL
                                     PORTABLE                              PORTABLE
                                   PRODUCTS, INC.     GPPW      GPPD     PRODUCTS, LLC   ELIMINATIONS   CONSOLIDATED
                                   --------------     ----      ----     -------------   ------------   ------------
Net Sales                            $   --          $  --    $   --       $ 96,467       $      --     $ 96,467
Gross profit                             --             --        --         27,122              --       27,122
Operating expenses                       --             --        --         15,413              --       15,413
                                     ------          -----    ------       --------       ---------     --------
Operating income                         --             --        --         11,709              --       11,709
Interest expense                         --             --        --          5,630              --        5,630
Other expense (income), net              --             --        --            (22)             --          (22)
Equity in earnings of affiliates      3,966            305     5,796             --         (10,067)          --
                                     ------          -----    ------       --------       ---------     --------
Income before income taxes            3,966            305     5,796          6,101         (10,067)       6,101
Provision for income taxes               --            106     2,029             --              --        2,135
                                     ------          -----    ------       --------       ---------     --------
Net income                           $3,966          $ 199    $3,767       $  6,101       $ (10,067)    $  3,966
                                     ======          =====    ======       ========       =========     ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                    GENERAC PORTABLE                      GENERAC PORTABLE
                                     PRODUCTS, INC.     GPPW     GPPD       PRODUCTS, LLC   ELIMINATORS   CONSOLIDATED
                                     --------------     ----     ----       -------------   -----------   ------------
Net sales                           $           --    $   --   $     --   $       294,917   $      -      $    294,917
Gross profit                                    --        --         --            79,974          -            79,974
Operating expenses                              --        --         --            45,879          -            45,879
                                    ---------------   -------  ---------  ---------------   -----------   ------------
Operating income                                --        --         --            34,095          -            34,095
Interest expense                                --        --         --            16,461          -            16,461
Other expense (income), net                     --        --         --             1,187          -             1,187
Equity in earnings of affiliates             10,691       822     15,625              -         (27,138)          -
                                    ---------------   -------  ---------  ---------------   -----------   ------------
Income before income taxes                   10,691       822     15,625           16,447       (27,138)        16,447
Provision for income taxes                      -         287      5,469              -            -             5,756
                                    ---------------   -------  ---------  ---------------   -----------   ------------
Net income                          $        10,691   $   535  $  10,156  $        16,447   $   (27,138)  $     10,691
                                    ===============   =======  =========  ===============   ===========   ============


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

Information regarding Generac Portable Products' geographic areas is summarized below:


                                                            UNITED
                                                            STATES    EUROPE  CONSOLIDATED
                                                            ------    ------  ------------
Net sales - for the three months ended September 30, 1999  $ 83,939  $12,528  $     96,467
Net sales - for the nine months ended September 30, 1999    268,233   26,684       294,917
Long-lived assets - as of September 30, 1999                240,168    2,596       242,764







         Generac Portable Products sells primarily to large home center retailers. Two customers accounted for approximately 61% and 62% of net sales for the three months and nine months ended September 30, 1999, respectively. Both customers individually comprise more than 10% of Generac Portable Products' net sales. Accounts receivable from these two customers approximated $54,012 and $24,202 at September 30, 1999 and December 31, 1998, respectively.

9.       EXPENSES FROM WITHDRAWN COMMON STOCK OFFERING

         During the nine months ended September 30, 1999, Generac Portable Products incurred certain fees and expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac Portable Products decided to withdraw its initial public stock offering during July 1999. Expenses related to this offering of approximately $1.2 million were recorded during the nine months ended September 30, 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999. This report on Form 10-Q includes forward-looking statements based on management's current expectations. Reference is made in particular to the description of the company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "believes," "intends," "estimates," "expects," and similar expressions. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other person assumes responsibility for the accuracy and completeness of such statements.

OVERVIEW

         Generac Portable Products, Inc. (together with its subsidiaries, including Generac Portable Products, LLC and GPPW, Inc. on a consolidated basis, "Generac Portable Products" or the "company"), has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain, and is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both industrial and residential applications. Generac Portable Products sells primarily to large home center retailers throughout the United States, Canada and Europe. References to Generac Portable Products means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis and, as the context requires, Generac Portable Products' Predecessor. The "Predecessor" refers to the Portable Products Division of Generac Corporation.

         The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA, which represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges (principally the expenses from the withdrawn common stock offering). EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating performance computed in accordance with generally accepted accounting principles or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or of the company's Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this document.

1. RESULTS OF OPERATIONS


                                                               (unaudited - in millions)
                                              Company                                   Pro Forma
                             ----------------------------------------     ----------------------------------------
                                Three Months          Nine Months            Three Months          Nine Months
                                   Ended                 Ended                  Ended                Ended
                             September 30, 1999    September 30, 1999     September 30, 1998    September 30, 1998
                             ------------------    ------------------     ------------------    ------------------
Net sales
       Domestic                $           83.9      $          268.2       $           67.9      $          191.8
       International                       12.5                  26.7                    5.3                  15.8
                             ------------------    ------------------     ------------------    ------------------
Total net sales                            96.4                 294.9                   73.2                 207.6
Gross profit                               27.1                  80.0                   20.0                  55.0
Operating expenses                         15.4                  45.9                   11.5                  32.4
Operating income                           11.7                  34.1                    8.5                  22.6
Net income                                  4.0                  10.7                    2.1                   4.5
EBITDA                                     13.8                  40.1                   10.5                  27.9


         The Pro Forma Results of Operations for the three months and nine months ended September 30, 1998 combines the results of the Predecessor for the period January 1, 1998 through July 9, 1998 with the company's results for the period July 10, 1998 through September 30, 1998 and have been prepared to reflect the consummation of the acquisition of the Portable Products Division of Generac Corporation on July 9, 1998, as if it had occurred on January 1, 1998, using the purchase method of accounting.


         THREE MONTHS ENDED SEPTEMBER 30, 1999 (COMPANY) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (PRO FORMA)

         Net sales. Net sales increased $23.2 million or 31.7%, to $96.4 million for the three months ended September 30, 1999 from $73.2 million for the three months ended September 30, 1998.

         Domestic sales increased $16.0 million, or 23.6%, to $83.9 million for the three months ended September 30, 1999 from $67.9 million for the three months ended September 30, 1998. This increase was primarily reflective of increased sales of generators and related accessories to existing customers resulting from new store additions and sales to new customers. A portion of the increased generator demand may relate to consumer concerns relating to possible Year 2000 power outages and accordingly, any such increase in sales may not be sustainable in future periods. Furthermore, Generac Portable Products was able to meet additional generator demand due to the expansion of production capacity during the three months ended September 30, 1999.

         International sales increased $7.2 million, or 135.8%, to $12.5 million for the three months ended September 30, 1999 from $5.3 million for the three months ended September 30, 1998. This increase was reflective of increased generator sales by the company's branch in the United Kingdom to meet the demand of existing domestic customers.

         Gross profit. Gross profit increased $7.1 million, or 35.5%, to $27.1 million for the three months ended September 30, 1999 from $20.0 million for the three months ended September 30, 1998. This increase was reflective of increased overall sales as described above and improved gross margins due to a greater sales mix of higher margin generators. Gross profit margin increased to 28.1% for the three months ended September 30, 1999 from 27.3% for the three months ended September 30, 1998.

         Operating expenses. Operating expenses increased $3.9 million, or 33.9%, to $15.4 million for the three months ended September 30, 1999 from $11.5 million for the three months ended September 30, 1998. The increase was due primarily to increases in selling and service expenses and general and administrative expenses. Selling and service expenses increased due to selling and distribution costs that are impacted by sales volume, increases in sales force personnel and certain sales incentives offered to new domestic customers. The increase in general and administrative expenses was reflective of increased training and support costs related to the company's new business software implementation and increases in personnel to support certain finance, accounting and human resource functions which had previously been shared with Generac Corporation. As a percentage of sales, operating expenses increased to 16.0% for the three months ended September 30, 1999 from 15.7% for the three months ended September 30, 1998.

         Net income. Net income increased $1.9 million, or 90.5%, to $4.0 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998. This increase in net income was primarily due to the availability of operating earnings from the increased sales volume to cover certain fixed charges. As a percentage of sales, net income increased to 4.1% for the three months ended September 30, 1999 from 2.9% for the three months ended September 30, 1998.


         EBITDA. EBITDA increased $3.3 million, or 31.4%, to $13.8 million for the three months ended September 30, 1999 from $10.5 million for the three months ended September 30, 1998. This increase was due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA remained consistent at 14.3% for the three months ended September 30, 1999 and the three months ended September 30, 1998.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 (COMPANY) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (PRO FORMA)

         Net sales. Net sales increased $87.3 million or 42.1%, to $294.9 million for the nine months ended September 30, 1999 from $207.6 million for the nine months ended September 30, 1998.

         Domestic sales increased $76.4 million or 39.8%, to $268.2 million for the nine months ended September 30, 1999 from $191.8 million for the nine months ended September 30, 1998. This increase was primarily reflective of increased sales of generators and related accessories to existing customers resulting from new store additions and sales to new customers. A portion of the increased demand for generators may relate to consumer concerns relating to possible Year 2000 power outages and accordingly, any such increase in sales may not be sustainable in future periods.

         International sales increased $10.9 million, or 69.0%, to $26.7 million for the nine months ended September 30, 1999 from $15.8 million for the nine months ended September 30, 1998. This increase was reflective of increased generator sales by the company's branch in the United Kingdom to meet the demand of existing domestic customers.

         Gross profit. Gross profit increased $25.0 million, or 45.5%, to $80.0 million for the nine months ended September 30, 1999 from $55.0 million for the nine months ended September 30, 1998. This increase was reflective of increased overall sales as described above and improved gross margins due to a greater sales mix of higher margin generators, partially offset by higher costs incurred for certain engines. Gross profit margin increased to 27.1% for the nine months ended September 30, 1999 from 26.5% for the nine months ended September 30, 1998.

         Operating expenses. Operating expenses increased $13.5 million, or 41.7%, to $45.9 million for the nine months ended September 30, 1999 from $32.4 million for the nine months ended September 30, 1998. The increase was due to increases in selling and service expenses and general and administrative expenses. Selling and service expenses increased due to selling and distribution costs that are impacted by sales volume and increases in sales force personnel, promotional expenses for new pressure washer product offerings, certain sales incentives offered to new domestic customers and incentives for sales into home centers in Germany. The increase in general and administrative expenses was reflective of increased training and support costs related to the company's new business software implementation and increases in personnel to support certain finance, accounting and human resource functions which had previously been shared with Generac Corporation. As a percentage of sales, operating expenses remained consistent at 15.6% for the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

         Net income. Net income increased $6.2 million, or 137.8%, to $10.7 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998. This increase in net income was primarily due to the availability of operating earnings from the increased sales volume to cover certain fixed charges. The increase was partially offset by the fact that Generac Portable Products recognized approximately $1.2 million in costs incurred in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income increased to 3.6% for the nine months ended September 30, 1999 from 2.2% for the nine months ended September 30, 1998.

         EBITDA. EBITDA increased $12.2 million, or 43.7%, to $40.1 million for the nine months ended September 30, 1999 from $27.9 million for the nine months ended September 30, 1998. This increase was due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA increased to 13.6% for the nine months ended September 30, 1999 from 13.4% for the nine months ended September 30, 1998.


2.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT
         SEPTEMBER 30, 1999

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

         At September 30, 1999, Generac Portable Products had approximately $217.7 million of outstanding debt, including $110.0 million of senior notes payable, $105.7 million under its credit facility (including $26.9 million under the $30.0 million revolving credit portion of the credit facility) and $2.0 million under capital lease obligations. In addition, as of September 30, 1999, Generac Portable Products had available cash of approximately $1.8 million.

         Generac Portable Product's ability to make scheduled payments of principal, or to pay the interest on its indebtedness, or to fund planned capital expenditures, will depend on its future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, Generac Portable Products believes that future cash flow from operations, together with available borrowings under the credit facility will be adequate to meet Generac Portable Products' anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that Generac Portable Products' business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to generate sufficient cash flow, Generac Portable Products may be required to delay necessary capital expenditures, refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

         Cash used in operating activities for the nine months ended September 30, 1999 totaled $8.3 million. The activity in operating cash flows was primarily a result of a buildup of inventory and receivables to support increased sales activity. The increase was partially offset by an increase in trade accounts payable and other accrued liabilities. The increase in accounts receivable was in part the result of certain billing delays which arose in connection with the implementation of the company's new business information system, which also resulted in an increase in borrowings under its revolving credit facility. Borrowings under the revolving credit facility have been reduced by $11.9 million from September 30, 1999 through November 11, 1999, primarily as a result of accounts receivable reductions.

         Capital expenditures for the nine months ended September 30, 1999 totaled $11.0 million. The capital expenditures related primarily to plant expansions at the company's facilities, production machinery and software. In an economic downturn, Generac Portable Products believes it will be able to adjust the amount spent on capital expenditures without compromising the base requirements of its operations. Generac Portable Products expects to spend approximately $12.0 million in 1999 for various capital projects, including increased capacity through plant expansion, cost improvement and quality enhancement initiatives, administrative offices expansion, and updating management information systems. Generac Portable Products spent approximately $2.0 million on research and development during the nine months ended September 30, 1999.


3.       INITIAL PUBLIC OFFERING COSTS

         During the nine months ended September 30, 1999, Generac Portable Products incurred approximately $1.2 million of expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac Portable Products decided to withdraw its initial public stock offering during July 1999 as it did not believe that the price at which the stock could be sold adequately represented the value of the company. Consequently, these costs were expensed during the nine months ended September 30, 1999.


4.       EURO CONVERSION

         On January 1, 1999, member countries of the European Monetary Union
(EMU) began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currency and the Euro were established and monetary, capital, foreign exchange and interbank markets were converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. Generac Portable Products has operations in member countries of the EMU and, accordingly, has established action plans that are continuing to be implemented to address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Based on its current assessment, management believes that the costs of the Euro conversion will not have a material impact on the operations, cash flows or financial condition of Generac Portable Products.


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


6.       YEAR 2000 STRATEGY

         Many currently installed computer systems and software products use two digits rather than four to define the applicable year. For example, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of the company's operations. Generac Portable Products is completing a three-phase approach of assessment, correction and testing of its business systems to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The scope of the project has included all internal software, hardware, operating systems, non-information technology systems, products and assessment of risk to the business from vendors and other parties' Year 2000 issues. Furthermore, Generac Portable Products has completed the assessment of its products, determining that the Year 2000 will not impact its products because its products do not contain date sensitive sub-systems. Generac Portable Products believes that this formal assessment (including prioritization of business risk), correction (including conversions to new software), and testing of necessary changes has adequately addressed the business risk of Year 2000 from internal systems.

         Although Generac Portable Products has not yet fully completed its Year 2000 project, management estimates that assessment, correction and testing has been completed for approximately 95% of the company's information sub-systems and consequently, these sub-systems are Year 2000 ready. The balance of the company's systems have been or are currently being modified or replaced, with all significant systems targeted for Year 2000 readiness by December 6, 1999. Contingency plans have been developed and continue to be evaluated as this target date approaches. In most instances, Generac Portable Products has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. Replacing these systems results in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements is influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business.

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

         Generac Portable Products spent approximately $.9 million during 1998 and $3.1 million during the nine months ended September 30, 1999 to upgrade and replace its systems to ensure Year 2000 readiness. Generac Portable Products estimates it will incur additional costs of approximately $1.1 million to upgrade and replace its systems, the majority of which will be incurred during the last three months of 1999. Generac Portable Products believes it continues to appropriately reduce the risks of not being Year 2000 ready through the identification and remediation process described above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Generac Portable Products is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rates and commodities. To reduce such risks, Generac Portable Products selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of derivative financial instruments for trading purposes. There have been no material changes in the company's market risk exposures as compared to those discussed in the company's Amendment No. 3 to Form S-4 Registration Statement as filed with the SEC on July 26, 1999 and declared effective on July 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, Generac Portable Products is subject to legal proceedings and other claims arising in the ordinary course of its business. Generac Portable Products maintains insurance coverage against claims in the amount which it believes to be adequate. Generac Portable Products believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition, the results of operations or cash flows.

         On September 29, 1999, Generac Portable Products commenced an arbitration against Generac Power Systems, Inc. ("Power Systems"), entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and Power Systems to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that Power Systems has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties'contractual arrangements preclude Power Systems from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that Power Systems has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac Portable Products is seeking (i) a declaration that Power Systems has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac Portable Products is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin Power Systems from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin Power Systems from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and (v) to hold Power Systems liable for compensatory and punitive damages resulting from Power Systems' conduct. On October 19, 1999, Power Systems responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give Power Systems the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel. The parties are now in the preliminary stages of selecting an arbitrator.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999 the company effected a 1.189 for one common stock split.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit                    Description
     -------                    -----------
       27                       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                           GENERAC PORTABLE PRODUCTS, INC.
                                           (Registrant)

Date  November 11, 1999             By     /s/   ERIC R. WILKINSON
                                           -----------------------
                                           Eric R. Wilkinson
                                           PRESIDENT



                                           GENERAC PORTABLE PRODUCTS, LLC
                                           (Registrant)

Date  November 11, 1999             By     /s/   DORRANCE J. NOONAN, JR.
                                           -----------------------------
                                           Dorrance J. Noonan, Jr.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                           GPPW, INC.
                                           (Registrant)

Date  November 11, 1999             By     /s/   FAITH ROSENFELD
                                           ---------------------
                                           Faith Rosenfeld
                                           PRESIDENT