Form 10-K
period 1999-12-31
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 2000-03-29
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                 SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          (MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM    TO
                                                   ----  ----
                        COMMISSION FILE NUMBER: 33-73247

                         GENERAC PORTABLE PRODUCTS, INC.
                         GENERAC PORTABLE PRODUCTS, LLC
                                   GPPW, INC.
      (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR RESPECTIVE CHARTERS)

            DELAWARE                                 13-4006887
            DELAWARE                                 39-1932782
            WISCONSIN                                13-4012695
            (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
            OF INCORPORATION OR                      IDENTIFICATION NUMBERS)
            ORGANIZATION)

                                  1 GENERAC WAY
                           JEFFERSON, WISCONSIN 53549
                                 (920) 674-3750
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  SECURITIES OF GENERAC PORTABLE PRODUCTS, INC.
              REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                  SECURITIES OF GENERAC PORTABLE PRODUCTS, INC.
              REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                  SECURITIES OF GENERAC PORTABLE PRODUCTS, LLC
              REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                  SECURITIES OF GENERAC PORTABLE PRODUCTS, LLC
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   11-1/4 % Senior Subordinated Notes Due 2006

                            SECURITIES OF GPPW, INC.
              REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                            SECURITIES OF GPPW, INC.
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   11-1/4 % Senior Subordinated Notes Due 2006

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

--- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of Generac Portable Products, Inc. is not determinable as such shares were privately placed and there is currently no public market for such shares. None of the common equity of either Generac Portable Products, LLC or GPPW, Inc. is held by non-affiliates.

The number of shares of common stock of each of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of March 1, 2000 is as follows:

Generac Portable Products, Inc.        12,633,125
GPPW, Inc.                                  1,000

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Generac Portable Products, Inc. (together with its direct and indirect wholly owned subsidiaries, the "company" or "Generac") was incorporated in the state of Delaware on April 29, 1998. Generac Portable Products, Inc. is a holding company that owns 100% of the stock of each of GPPW, Inc, a Wisconsin corporation, and GPPD, Inc, a Delaware corporation. GPPW, Inc. and GPPD, Inc. hold, respectively, 5% and 95% member interests in Generac Portable Products, LLC, a Delaware limited liability company.

         The company's predecessor, Generac Power Systems, Inc. ("GPSI"), formerly known as Generac Corporation, was founded in 1959. On July 9, 1998, Generac purchased the business and substantially all of the assets of GPSI's Portable Products Division (the "Predecessor").

         The company's principal executive offices are located at 1 Generac Way, Jefferson, Wisconsin, 53549 and its telephone number is (920) 674-3750.

BUSINESS

         Generac is a leading designer, manufacturer and marketer of engine-powered tools and related accessories for use in both consumer and commercial applications. The company has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain. Generac sells primarily to large home center retailers throughout the United States, Canada and Europe.

         Generac's two principal product lines are portable generators and pressure washers. The company sells its products through multiple channels of retail distribution, including the leading home center chains, mass merchants and warehouse clubs as well as independent dealers. Generac has been a major supplier of portable generators to Sears since 1961, and is one of two suppliers to Sears of pressure washers, both marketed under the Craftsman label. The company is also a core supplier of portable generators and pressure washers, both marketed under the Generac label, to Home Depot. In addition, the company is a core supplier for many of the leading retail home centers and do-it-yourself retailers.

         In addition to the manufacture of portable generators and pressure washers, Generac also manufactures core components for those products, including alternators and pressure washer pumps, in cases where such integration improves operating profitability by providing lower costs, streamlined production processes or the standardization of components.

PRODUCTS

         The company primarily produces portable generators and pressure washers built around commercially available lawn mower-type engines and the Generac-Nagano overhead valve industrial engine. The overhead valve industrial engine, or OHVI engine, is a highly engineered product that established new industry standards for the highest power-to-weight ratio, the lowest noise level and the longest operating life. The company has exclusive supply rights to GPSI's Generac-Nagano family of engines for use in consumer portable generators and pressure washers.

         PORTABLE GENERATORS. Applications for portable generators include running power tools and other appliances at residential as well as remote construction sites, providing electrical power in connection with the use of recreational vehicles and at camping sites and, more recently, providing homeowners with back-up power and home security. The company's portable generator product offerings range from premium-priced models, incorporating advanced operating features and performance characteristics built around the proprietary Generac-Nagano engine, to value-priced products built around conventional commercially available lawn mower-type engines. Generac's generator line includes the most basic units without protective frames to complete units, and the simplest electrical outlet features to full control panels with related features that are attractive to the industrial and contractor markets. The entire portable generator product line incorporates various value-added features such as low oil shutdown and reduced noise levels. Many of the company's premium Generac-Nagano engine-powered generators are equipped with voltage regulators which provide superior voltage control and surge capacity for starting large electrical loads. The Generac-Nagano engine-powered units also feature lighter weight for portability, compact size, reduced maintenance and lower fuel consumption. Electric start is available on certain models and the contractor units incorporate a unique idle control device which further reduces noise, greatly extends engine operating life and additionally reduces fuel consumption. Oversized fuel tanks for longer operating times are standard with these units.

         PRESSURE WASHERS. Pressure washers have been used in commercial applications for over 50 years. In recent years, the consumer pressure washer market has evolved, driven by increased awareness of the utility and the ease of use of the product. Consumer applications include car washing, deck cleaning, and pre-treating exterior surfaces prior to painting. Common commercial applications include stripping paint, removing graffiti, farm and agricultural uses, automotive uses, and factory and warehouse applications. The company's engine-driven pressure washers incorporate unique value added features such as push-button electric start, a thermal overload device, which prevents overheating and resulting failures and an exclusive unloading circuit which makes starting easier. Generac's electric pressure washer product line offers reduced noise levels, a long operating life and an automatic start-stop feature that protects against damage from overheating or running dry. The company's proprietary pump, based on different combinations of internally designed components and a low-cost aluminum pump head, promotes greater manufacturing flexibility and a faster response to evolving end-user needs. As with the company's portable generators, end-users are offered a premium Generac-Nagano engine-powered product which features lower fuel consumption, longer life and lower noise levels.

         NEW AND RELATED PRODUCTS. All of the company's new product initiatives are based on its core manufacturing and marketing strengths. The company has identified several new product and business opportunities in which it can provide added value to end-users and attractive profit margins to retailers. These include residential power transfer systems to complement portable generators and engine-driven air compressors. Generac's research and development group is in the latter stages of developing and field-testing these products.

DISTRIBUTION AND MARKETING

         The company's three largest customers are Home Depot, Sears and Costco, which individually accounted for more than 10% of sales, and combined accounted for approximately 73% of sales, in 1999. The company also sells to other consumer home centers and warehouse clubs, as well as mass merchants, hardware stores and outdoor power equipment dealers. In addition to traditional retail distribution, Generac offers its products through national catalog companies such as Northern Hydraulic, Sears Power Tool catalog and its own "special-order" service.

         The company has been a major supplier of portable generators to Sears since 1961 and one of two suppliers to Sears of pressure washers since Sears first introduced that product category in 1994. Generac has developed a longstanding partnership with Sears involving the development of exclusive product offerings under the Craftsman label, high levels of in-store sales support, well-coordinated merchandising and promotional campaigns and access to Sears' nationwide service network. The company continues to increase its sales through Sears' expanding hardware distribution channels including its new local hardware stores, dealer stores and Orchard Supply.

         Over the past five years, Generac has expanded the distribution of its products, marketed under the Generac name, to home centers and warehouse clubs. Borrowing from its experience at Sears, Generac offers to its customers a total category management approach, including value-added, in-store services such as merchandising, informational materials, sales associate training and product support. Major U.S. retail customers now include B.J.'s Wholesale Club, Costco, Home Base, Home Depot, Lowe's, Sam's Club, Sears and Tru-Serv Incorporated. Generac is well-represented in six of the leading home center retailers in Europe.

         The company employs a two-tiered sales force to sell its products through mass merchants, home centers and independent dealer channels. Product managers are responsible for developing sales programs tailored to retailer-specific needs in the home center and warehouse club channels. Territory sales managers are responsible for establishing new independent dealers, training sales associates at a store level, and managing and reducing product returns. Territory sales managers also serve as the primary interface between the company's manufacturing operation and its independent dealer network. Generac has assembled a comprehensive after-sales service network in North America for portable generators and pressure washers comprised of (1) approximately 3,000 authorized independent dealers, (2) five independently owned master parts distributors and (3) a company-owned fleet of mobile service training vehicles. Although most independent dealers do not generate the traffic to be competitive with mass merchants, home centers or warehouse clubs, Generac continues to maintain its independent dealer network for the express purpose of providing the after sales service capability that supports its products. Most of the master part distributors have their own sales force, which effectively broadens the availability of the company's products and spare parts.

PRODUCT TECHNOLOGY AND DEVELOPMENT

         The majority of the company's new product development initiatives are based on the generator and pressure washer markets. However, the company has new product categories under development, and its research and development group is continually developing and field-testing various products. Generac incurred research and development costs of $2.7 million in 1999, $1.9 million in 1998 and $1.7 million in 1997.

         The company's product development program for the generator product line includes manual and automatic power transfer systems for residential use, residential back-up power generators and generators designed to operate on gaseous fuels such as natural gas and liquid petroleum gas. The company's product development program for the pressure washer product line includes a new contractor line of gasoline-powered pressure washers, a new Dial-A-Cleaner cleaning system and an expanded line of accessories. In both categories research and development is continuing to focus on product cost reductions and performance enhancements to existing models.

INTERNATIONAL OPERATIONS

         The company has been successful in building long-term customer relationships with the leading home center retailers in European markets located in the U.K., Germany, Switzerland, Spain, Belgium and France. To support the company's growing European power generator business, local sales offices have been established in Winsford, U.K., Cologne, Germany and Barcelona, Spain. To service Generac's European customer base more effectively, the company designs and assembles its European products in its Cheshire, England facility. This facility imports alternators, engines and other components and assembles portable generators to meet local product requirements and quality assurance regulations. Generac's international operations have contributed approximately 10% of total net sales for fiscal year 1999. See Note 12 to the company's consolidated financial statements.

COMPETITION

         The U.S. engine powered tools industry has experienced significant consolidation over the last ten to 15 years. The number of competitors in its products categories has decreased from approximately 20 in 1985 to approximately ten today, of which only four companies have national distribution capabilities. The principal competitive factors in the engine powered tools industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of portable generators, Generac competes primarily with Coleman Powermate, a division of The Coleman Company, Inc., and Honda Engine Company. In the manufacture and sale of pressure washers, Generac competes primarily with DeVilbiss Air Power Company, an affiliate of Pentair, Inc., and, to a lesser extent, with Alfred Karcher GmbH & Co. and Campbell Hausfeld, an affiliate of Scott & Fetzer, Inc.

         As measured by net sales, the company believes it was one of the two largest suppliers of both portable generators and consumer pressure washers in the North American market in 1999.

RAW MATERIALS AND SUPPLIERS

         The company has used the Generac-Nagano overhead valve industrial engine in certain of its products since 1992. Currently, approximately 35% of the company's sales are from products that incorporate the Generac-Nagano engine. At the time of the acquisition of the Portable Products Division of GPSI, the company entered into an engine supply agreement with GPSI. This agreement provides that GPSI will supply the company with certain models of the Generac-Nagano engine for use in the company's pressure washers and consumer portable generators on an exclusive basis as long as the company makes minimum annual purchases of Generac-Nagano engines. This agreement also gives the company the right to increase the number of engines purchased based on the company's forecast requirements. The initial term of the engine supply agreement is until 2007, with provision for three year renewals, subject to certain conditions. The company also purchases engines from Briggs & Stratton, Tecumseh Products and Honda.

         The company manufactures many of the other components used in its products. It also purchases a variety of basic materials and component parts. The company has not experienced any difficulty obtaining necessary purchased supplies.

EMPLOYEE AND LABOR RELATIONS

         As of December 31, 1999, the company had approximately 1,150 employees, the majority of whom were involved in production and distribution, with the balance engaged in technical, administration, sales and clerical work. Of these employees, 1,070 were employed in the United States and 80 in international operations. All of the company's production employees are covered by a collective bargaining agreement which was renegotiated in October 1999 and expires on February 15, 2003. The company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS

         The company's operations are subject to a variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. The company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with federal, state or local environmental laws or regulations or remediation costs. However, the operation of manufacturing plants entails risks in these areas, and there can be no assurance that the company will not incur material costs or liabilities in the future. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

INTELLECTUAL PROPERTY

         The company's patents and trademarks taken individually, and as a whole, are not critical to the ongoing success of its business. The proprietary nature of certain of the company's products is primarily attributable to its exclusive access to Generac-Nagano engines for use in its products rather than attributable to proprietary patented or licensed technology.

SEASONALITY

         Sales of certain products of Generac are subject to seasonal variation. Due to seasonal and regional weather factors, sales of pressure washers and related working capital requirements are typically higher during the first and second quarters than at other times of the year. The residential and commercial construction markets are sensitive to cyclical changes in the economy.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, expressed or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to, the impact of leverage, dependence on major customers, fluctuating demand for portable generators and pressure washers, risks in product and technology development, competition, litigation and capital requirements and those discussed in "Environmental Matters" in this section,
Item 3 of this report and other cautionary statements contained throughout the "Business" and "MD&A" sections of this report. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the company that the company's plans and objectives will be achieved.

ITEM 2.  PROPERTIES

         The principal properties of the company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 1999 are set forth in the table below:


                                                                                       OWNED/
         LOCATION                           USE                   SQUARE FEET          LEASED          LEASE EXPIRATION
---------------------------    -------------------------------    -------------     -------------    ---------------------
Jefferson, WI                        Corporate Office/              250,000            Owned                  -
                                       Manufacturing/
                                         Warehouse
Jefferson, WI                            Warehouse                   90,500            Leased           December 2000
Sullivan, WI                          Office/Warehouse               52,000            Leased            October 2001
Cambridge, WI                            Warehouse                   60,000            Leased              Monthly
Milwaukee, WI                            Warehouse                   12,000            Leased              Monthly
Watertown, WI                            Warehouse                   52,000            Leased           December 2000
Waukesha, WI                             Warehouse                   36,000            Leased              Monthly
Waukesha, WI                               Office                     760              Leased           September 2000
Cheshire, England                   Manufacturing/Office             45,000            Owned                  -
Cologne, Germany                         Sales Office                 6,000            Leased           December 2005
Barcelona, Spain                         Sales Office                 1,100            Leased             April 2003


         The company believes that its existing leased facilities are adequate for the operations of the company. The company does not believe that it will have any difficulty renewing any real property lease or readily obtaining an alternative facility.



ITEM 3.  LEGAL PROCEEDINGS

         Generac is involved from time to time in litigation arising out of its business operations. Most of such litigation involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. Generac believes such claims do not involve a risk of material loss to the company.

         On September 29, 1999, Generac commenced an arbitration against GPSI, entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that GPSI has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the company's acquisition of the Portable Products Division of GPSI prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties'contractual arrangements preclude GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that GPSI has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac is seeking (i) a declaration that GPSI has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin GPSI from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin GPSI from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and
(v) to hold GPSI liable for compensatory and punitive damages resulting from GPSI's conduct. On October 19, 1999, GPSI responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give GPSI the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel. The parties have selected an arbitrator and anticipate resolution to this matter during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for the common stock of Generac Portable Products, Inc. As of March 1, 2000, 18 persons held the 12,633,125 outstanding shares of common stock of Generac Portable Products, Inc. Generac Portable Products, Inc. has not declared or paid dividends since its inception in April 1998 and has no intention to pay dividends for the foreseeable future.

         There is no established trading market for the common equity of either GPPW, Inc. or Generac Portable Products, LLC. All of the issued and outstanding shares of common stock of GPPW, Inc. are held by Generac Portable Products, Inc. All of the member interests in Generac Portable Products, LLC are held by GPPW, Inc. and GPPD, Inc. No cash dividends or distributions have been paid or made by either GPPW, Inc. or Generac Portable Products, LLC since their respective formations. The indenture, dated as of July 1, 1998, by and among Generac Portable Products, LLC , GPPW, Inc. and Marine Midland Bank, as trustee, with respect to the 11-1/4% Senior Subordinated Notes due 2006, contains restrictions on the ability of GPPW, Inc. and Generac Portable Products, LLC to declare or pay dividends or make distributions on their respective equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

         The selected historical financial information of Generac for the year ended December 31, 1999 and for the period July 10, 1998 through December 31, 1998 has been derived from, and should be read in conjunction with, the audited historical financial statements of Generac (including the related notes) included elsewhere herein. The selected historical financial information of the Predecessor from January 1, 1998 through July 9, 1998 and for the year ended December 31, 1997 have been derived from, and should be read in conjunction with, the audited historical financial statements of GPSI's Portable Products Division (including the related notes) included elsewhere herein. The selected historical financial information for the year ended December 31, 1996 has been derived from the audited historical financial statements of GPSI's Portable Products Division. The selected historical financial information for the year ended December 31, 1995 has been derived from GPSI's unaudited financial statements and include, in the opinion of GPSI's management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the data for such period. The selected Pro Forma financial information for the year ended December 31, 1998 combines the results of the Predecessor for the period January 1, 1998 through July 9, 1998 with the Company's results for the period July 10, 1998 through December 31, 1998 and have been prepared to reflect the consummation of the acquisition of the Portable Products Division of GPSI on July 9, 1998, as if it had occurred on January 1, 1998, using the purchase method of accounting. The following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears later in this report.


                                                                       (dollars in millions)

                                                                              Predecessor
                                              ------------------------------------------------------------

                                                                                          January 1, 1998
                                                                                              through
                                                1995 (a)          1996           1997       July 9, 1998
                                              -------------   ------------   -----------  -----------------
                                              (unaudited)
STATEMENT OF OPERATIONS DATA:
    Net sales                                 $       104.8   $     122.6    $     178.0   $        139.6
    Gross profit                                   N/A               27.3           46.9             35.0
    Selling & service expense                      N/A               13.9           21.7             16.6
    General and administrative expense             N/A                4.4            4.2              2.4
    Intangible asset amortization                  N/A                -             -                 -
    Direct expenses                                    98.5
                                              -------------   ------------   ------------- ---------------
    Income from operations                                            9.0           21.0             16.0
    Interest Expense                               N/A                2.2            2.1              1.4
    Deferred financing cost amortization           N/A                -              -                -
    Other (income) expense                         N/A                -              0.2              0.1
    Income Taxes (b)                               N/A                -              -                -
    Excess of revenues over direct
      expenses (c)                            $        6.3
                                              -------------   ------------   ------------- ---------------
    Net Income                                     N/A        $       6.8    $      18.7   $         14.5
                                              ==============  ============   ============= ===============


BALANCE SHEET DATA:
    Working capital                                N/A               29.3           40.5             68.5
    Total assets                                                     53.1           65.3            105.8
    Divisional Assets (d)                            $ 57.4
    Total debt, including current portion          N/A                -              -               -
    Stockholders' equity (e)                       N/A               41.6           52.8             81.9


OTHER FINANCIAL DATA:
    EBITDA (f)                                     N/A               10.5           22.3             16.7
    Depreciation and amortization                       1.0           1.5            1.5              0.8
    Interest expense                               N/A                2.2            2.1              1.4
    Capital expenditures                                4.0           2.3            1.4              1.6
CASH FLOW DATA:
    Net cash provided by (used in)
      operating activities                         N/A              17.3             8.2            (13.6)
    Net cash provided by (used in)
     investing activities                          N/A              (2.3)           (1.4)            (1.6)
    Net cash provided by (used in)
     financing activities                          N/A             (14.2)           (6.8)            14.8



                                              (dollars in millions)

                                                     Company             Pro Forma      Company
                                              ----------------------   -------------  ------------

                                                  July 10, 1998
                                                     through
                                                 December 31, 1998         1998           1999
                                              ----------------------   -------------  ------------
                                                                        (unaudited)

STATEMENT OF OPERATIONS DATA:
    Net sales                                 $               136.9    $      276.4   $     398.1
    Gross profit                                               38.6            73.8         107.2
    Selling & service expense                                  16.9            33.6          47.3
    General and administrative expense                          2.9             5.3          10.1
    Intangible asset amortization                               2.5             5.3           5.4
    Direct expenses
                                              ----------------------   -------------  ------------
    Income from operations                                     16.3            29.6          44.4
    Interest Expense                                            9.7            20.0          20.8
    Deferred financing cost amortization                        0.4             0.8           0.9
    Other (income) expense                                      (.2)           (0.1)          1.8
    Income Taxes (b)                                            2.2             3.1           7.4
    Excess of revenues over direct
      expenses (c)
                                              ----------------------   -------------  ------------
    Net Income                                $                 4.2    $        5.8   $      13.5
                                              ======================   =============  ============


BALANCE SHEET DATA:
    Working capital                                            57.5                          60.6
    Total assets                                              332.0                         357.5
    Divisional Assets (d)
    Total debt, including current portion                     197.8                         189.4
    Stockholders' equity (e)                                  103.3                         115.2


OTHER FINANCIAL DATA:
    EBITDA (f)                                                 20.0            37.0          52.1
    Depreciation and amortization                               3.9             8.1           9.2
    Interest expense                                            9.7            20.0          20.8
    Capital expenditures                                        3.8             5.4          12.5
CASH FLOW DATA:
    Net cash provided by (used in)
      operating activities                                     16.2                          20.3
    Net cash provided by (used in)
     investing activities                                      (3.8)                        (12.5)
    Net cash provided by (used in)
     financing activities                                     (11.5)                         (8.9)


NOTES TO SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

(a) Beginning in 1997, the Predecessor operated as a business unit of GPSI with separate financial reporting. During 1995, a dedicated manufacturing facility was completed to accommodate the portable products business. In connection with its move to this new facility, GPSI began to separately identify certain assets and liabilities as specific to its portable products business which enabled the preparation of carve out financial statements as of and for the year ended December 31, 1996, albeit on a basis that includes certain estimates and allocations that, in the opinion of management, are considered to be reasonable. Prior to 1996, all financial information of the Predecessor was commingled with that of GPSI and, therefore, Generac's summary data as of and for the year ended December 31, 1995 is limited and certain historical financial data are not available.

(b) Historically, the Predecessor's taxable income was included in GPSI's taxable income. GPSI and its stockholders elected to be treated as an S Corporation for federal and certain state income tax purposes. Accordingly, no provision for income taxes is included in the Predecessor's financial statements. Generac has been subject to state and federal income taxes since July 9, 1998.

(c) Direct expenses are those expenses that are directly related to the revenue-producing activities of the Predecessor.

(d) Divisional assets include property, plant and equipment, cash, accounts receivable and inventories.

(e) Stockholders' equity represents business unit investment for all Predecessor periods shown and represents common stock, paid-in-capital, retained earnings, accumulated other comprehensive income and excess of purchase price over book value of net assets acquired from entities partially under common control for periods subsequent to July 9, 1998.

(f) EBITDA represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges (principally the expenses from the withdrawn common stock offering). EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the historical operating results of Generac or the Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the historical financial statements included elsewhere in this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         References to Generac means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis, and, as the context requires, the Predecessor. The "Predecessor" refers to the Portable Products Division of GPSI.

GENERAL

         The company is a leading designer, manufacturer and marketer of engine-powered tools and related accessories for use in both consumer and commercial applications. In 1999, the company generated $398.1 million in net sales, $44.4 million in operating income and $52.1 million in EBITDA. In 1999, domestic sales represented 90.2% of total net sales and international sales represented 9.8% of total net sales. The company has experienced strong growth from 1996 through 1999, with net sales increasing at a compounded annual growth rate of 48%, operating income increasing at a rate of 70% and EBITDA increasing at a rate of 71%.

         The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA, which represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges (principally the expenses from the withdrawn common stock offering). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring a company's ability to service its debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating performance computed in accordance with generally accepted accounting principles or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or those of the Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this report.

                                               (dollars in millions)
                                      Predecessor                    Pro Forma                        Company
                              ----------------------------   ----------------------------   --------------------------------
                                                                    (unaudited)

                                  1997        % of Sales         1998        % of Sales         1999           % of Sales
                              ------------   -------------   -------------  -------------   --------------   ---------------
Net Sales
              Domestic        $     164.0             92.1%  $       255.4           92.4%  $        359.0              90.2%
              International          14.0              7.9%           21.0            7.6%            39.1               9.8%
                              ------------   -------------   -------------  -------------   --------------   ---------------
Total net sales                     178.0            100.0%          276.4          100.0%           398.1             100.0%

Gross profit                         46.9             26.3%           73.8           26.7%           107.2              26.9%

Operating expenses                   25.9             14.6%           44.2           16.0%            62.8              15.8%

Operating income                     21.0             11.8%           29.6           10.7%            44.4              11.2%

Net income                           18.7             10.5%            5.8            2.1%            13.5               3.4%

EBITDA                               22.3             12.5%           37.0           13.4%            52.1              13.1%

         The company sells its portable generators, pressure washers and other products primarily to home center chains, mass merchants and warehouse clubs as well as to independent dealers. Generac's three largest customers, Home Depot, Sears and Costco, accounted for approximately 73% of total net sales in 1999 and 74% of total net sales for each of 1998 and 1997. Generac's international sales represented approximately 10% of total net sales in 1999 and 8% of total net sales in 1998 and 1997.

         Cost of sales consists of the cost of engines and raw materials and costs to manufacture and package Generac's products. These costs may vary based on the volume of production for any given period. Historically, physical inventories have been taken during the fourth quarter to supplement the company's count procedures during the year. As a result, cost of sales and gross margins may be affected by adjustments recorded after physical inventories to reflect variances between actual and estimated costs. Operating expenses consist of costs incurred to sell and distribute Generac's products, including volume, promotional and other sales incentives, shipping, commissions and warranty costs. These costs are impacted by sales volume as other sales and service support costs, including personnel and training, research and development costs and general and administrative costs, are generally not impacted by incremental volume changes in the short run.

         The company's business dates back to 1959, when it was part of GPSI. In 1997, the company became a separately identifiable division of GPSI with separate financial reporting. On July 9, 1998, Generac Portable Products, LLC acquired the production, marketing, sales, engineering, research and development (and in the U.K., Spain and Germany, importation) and administrative operations of GPSI's Portable Products Division located at its facilities in Wisconsin, England, Spain and Germany. The purchase price was approximately $314.2 million in cash, including $8.7 million in fees and expenses, after post-closing adjustments of $1.0 million. This was funded primarily through the issuance of $110.0 million of 11 1/4% Senior Subordinated Notes due 2006, borrowings of $94.2 million under a new bank credit facility and the issuance of $110.0 million of common stock of Generac Portable Products, Inc., constituting 100% of the outstanding
Generac Portable Products, Inc. common stock, to The Beacon Group III - Focus Value Fund, L.P., members of management and other investors. Additionally, Generac Portable Products, LLC entered into a capital lease arrangement with GPSI for certain manufacturing equipment with a fair value of approximately
$2.6 million. As a result of purchase accounting in connection with the acquisition, goodwill of approximately $214 million was recorded, which is being amortized on a straight-line basis over a period of 40 years. In addition, since the acquisition, the company's net income has been affected by an increase in interest expense as a result of the borrowings in connection with the acquisition.

         The pro forma results of operations for the year ended December 31, 1998 combines the results of the Predecessor for the period January 1, 1998 through July 9, 1998 with the company's results for the period July 10, 1998 through December 31, 1998 and have been prepared to reflect the consummation of the acquisition of the Predecessor on July 9, 1998, as if it had occurred on January 1, 1998, using the purchase method of accounting. As a result of the use of purchase accounting for the acquisition of the Predecessor, pro forma adjustments reflect increased goodwill and intangible asset amortization. In addition, pro forma adjustments were made to reflect increased interest expenses incurred on borrowings made in connection with the acquisition.

         Prior to July 10, 1998, the Predecessor's taxable income was included in GPSI's taxable income. GPSI and its stockholders elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, no provision for income taxes is included in the Predecessor's financial statements for periods prior to July 10, 1998. The company has been subject to state and federal income taxes since July 10, 1998. Consequently, a pro forma adjustment was made to reflect income taxes that would have been incurred prior to July 9, 1998.


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 (COMPANY) COMPARED TO YEAR ENDED DECEMBER 31, 1998 (PRO FORMA)

         Net sales. Net sales increased $121.7 million, or 44.0%, to $398.1 million for 1999 from $276.4 million for 1998 pro forma.

         Domestic sales increased $103.6 million, or 40.6%, to $359.0 million for 1999 from $255.4 million for 1998 pro forma. This increase was primarily due to increased sales of generators and related accessories to existing customers resulting from new store additions and sales to new customers. A portion of the increased demand for generators resulted from consumer concerns relating to possible Year 2000 power outages and, accordingly, the company anticipates that an increase in sales during 2000 will not occur at the level experienced in 1999.

         International sales increased $18.1 million, or 86.2%, to $39.1 million for 1999 from $21.0 million for 1998 pro forma. This increase was due to increased generator sales by the company's branch in the United Kingdom to meet the demand of existing domestic customers.

         Gross profit. Gross profit increased $33.4 million, or 45.3%, to $107.2 million for 1999 from $73.8 million for 1998 pro forma. This increase was due to increased overall sales as described above and improved gross margins due to a greater sales mix of higher margin generators, partially offset by higher costs incurred for certain engines. Gross profit margin increased slightly to 26.9% for 1999 from 26.7% for 1998 pro forma.

         Operating expenses. Operating expenses increased $18.6 million, or 42.1%, to $62.8 million for 1999 from $44.2 million for 1998 pro forma. The increase was due to increases in selling and service expenses and general and administrative expenses. Selling and service expenses increased due to selling and distribution costs that are impacted by sales volume and increases in sales force personnel, promotional expenses for new pressure washer product offerings, certain sales incentives offered to new domestic customers and incentives for sales into home centers in Germany. The increase in general and administrative expenses was reflective of increased training and support costs related to the company's new business software implementation and increases in personnel to support certain finance, accounting and human resource functions which had previously been shared with GPSI. As a percentage of sales, operating expenses decreased slightly to 15.8% for 1999 from 16.0% for 1998 pro forma.

         Net income. Net income increased $7.7 million, or 132.8%, to $13.5 million for 1999 from $5.8 million for 1998 pro forma. This increase in net income was primarily due to the availability of operating earnings from the increased sales volume to cover certain fixed charges. The increase was partially offset by approximately $1.2 million in costs incurred on a pretax basis in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income increased to 3.4% for 1999 from 2.1% for 1998 pro forma.

         EBITDA. EBITDA increased $15.1 million, or 40.8%, to $52.1 million for 1999 from $37.0 million for 1998 pro forma. This increase was due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA decreased slightly to 13.1% for 1999 from 13.4% for 1998 pro forma.


         YEAR ENDED DECEMBER 31, 1998 (PRO FORMA) COMPARED TO YEAR ENDED DECEMBER 31, 1997 (PREDECESSOR BASIS)

         Net sales. Net sales increased $98.4 million, or 55.3%, to $276.4 million for 1998 pro forma from $178.0 million for 1997.

         Domestic sales increased $91.4 million, or 55.7%, to $255.4 million for 1998 pro forma from $164.0 million for 1997. This increase was primarily due to strong overall consumer demand for generator and pressure washer product categories throughout 1998. The broad sales increase was further reflective of the store growth for existing customers, expanded pressure washer product offerings to Home Depot, and strong overall generator sales resulting from winter and summer storm activity.

         International sales increased $7.0 million, or 50.0%, to $21.0 million for 1998 pro forma from $14.0 million for 1997. This increase was primarily due to increased penetration into European home center accounts.

         Gross profit. Gross profit increased $26.9 million, or 57.4%, to $73.8 million for 1998 pro forma from $46.9 million for 1997. This increase was primarily due to increased sales volume as described above and improved gross margins. Gross profit margin increased to 26.7% in 1998 pro forma from 26.3% in 1997 as a result of the improved mix of higher margin generator sales versus lower margin pressure washer sales and improved gross margins for International sales.

         Operating expenses. Operating expenses increased $18.3 million, or 70.7%, to $44.2 million for 1998 pro forma from $25.9 million for 1997. This increase was primarily a result of increased selling and distribution expenses related to the shift of domestic sales distribution into national home center markets, and increased sales distribution costs into German home centers. Home centers typically command higher volume, promotional and other sales incentives. In addition, 1998 pro forma operating expenses include $5.3 million (1.9% as a percentage of sales) in amortization of goodwill and other intangible assets recorded in connection with the acquisition. As a percentage of sales, operating expenses increased to 16.0% in 1998 pro forma from 14.6% in 1997.

         Net income. Net income decreased $12.9 million, or 69.0%, to $5.8 million for 1998 pro forma from $18.7 million for 1997. This decrease in net income was primarily due to increases in certain expenses resulting from effects of the acquisition including interest expense; amortization of goodwill, deferred financing costs and other intangible assets; and provision for income taxes. These expenses (a $17.9 million increase in interest expense, a $6.1 million increase in intangible asset and deferred financing cost amortization and a $3.1 million increase in income tax expense) decreased 1998 pro forma net income by an additional $27.1 million (9.8% as a percentage of sales) as compared to 1997. As a percentage of sales, net income decreased to 2.1% in 1998 pro forma from 10.5% in 1997.

         EBITDA. EBITDA increased $14.7 million, or 65.9%, to $37.0 million in 1998 pro forma from $22.3 million for 1997. This increase was primarily due to increased sales volume and improved gross margins as described above. As a percentage of sales, EBITDA increased to 13.4% in 1998 pro forma from 12.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         To finance its capital expenditure program and fund its operational and liquidity needs, Generac has relied principally on cash flow generated from operations and the $30 million revolving credit portion of its credit facility. Generac principally requires liquidity to meet debt service requirements, finance its capital expenditures and provide working capital.

         At December 31, 1999, Generac had approximately $189.4 million of outstanding debt, including $110.0 million of senior notes payable, $77.5 million under its credit facility and $1.9 million under capital lease obligations. Cash interest paid during 1999 was approximately $21.7 million.

         Generac Portable Products, LLC is a party to a credit facility with a group of lenders and Bankers Trust Company, as Administrative Agent, under which it is able to borrow up to $115 million. The credit facility consists of a $45 million senior secured term loan facility, a $40 million senior secured term loan facility and a $30 million senior secured revolving credit facility, less the amount outstanding under letters of credit. As of March 15, 2000, Generac Portable Products, LLC had approximately $7.0 million of available funds under this credit facility.

         On July 2, 1998, Generac Portable Products, LLC and GPPW, Inc. issued $110.0 million of their 11-1/4% Senior Subordinated Notes due 2006, which are guaranteed by Generac Portable Products, Inc. The senior notes are redeemable at the option of the issuers at any time after July 1, 2002 at an initial redemption price of 107.625% of the principal amount of the notes at maturity, plus accrued and unpaid interest, with declining redemption prices thereafter. Interest on the senior notes is payable semi-annually on January 1 and July 1 in the amount of $6,187,500.

         Cash provided by operating activities for the year ended December 31, 1999 totaled $20.3 million. The activity in operating cash flows was primarily a result of 1999 earnings plus non-cash charges. Positive cash flows were partially offset by a net increase in working capital to support increased sales activity. Cash provided by operating activities totaled $16.2 million for the period July 10, 1998 through December 31, 1998 and cash used for operating activities totaled $13.6 million for the period January 1, 1998 through July 9, 1998. This increase in cash generated from operations during the second half of 1998 resulted primarily from seasonal factors related to sales of pressure washers in which Generac's level of receivables is typically highest during the second quarter of the year as compared to other quarters. Cash provided by operating activities totaled $8.2 million for the year ended December 31, 1997.

         Capital expenditures were $12.5 million, $5.4 million and $1.4 million in 1999, 1998 and 1997, respectively. The capital expenditures related primarily to plant expansions at the company's facilities, new production machinery, and updating the company's business software. Generac expects to spend approximately $3.0 million in 2000 for various capital projects, including cost improvement and quality enhancement initiatives and updating management information systems. Generac spent approximately $2.7 million, $1.9 million and $1.7 million in 1999, 1998 and 1997, respectively, on research and development.

         The company expects its principal sources of liquidity to be from its operating activities and funding from the revolving portion of the credit facility. Based upon the current level of operations and anticipated growth, Generac believes that future cash flow from operations, together with available borrowings under the credit facility will be adequate to meet Generac's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments for at least the next 12 months.

INITIAL PUBLIC OFFERING COSTS

         During 1999, Generac incurred approximately $1.2 million of expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac withdrew its offering during July 1999 as it did not believe that the price at which the stock could be sold adequately represented the value of the company. Consequently, these costs were expensed during the year ended December 31, 1999.

RAW MATERIAL COSTS AND INFLATION

         The rate of inflation over recent years has been relatively low and has not had a significant effect on Generac's results of operations. Approximately 47% of Generac's cost of goods sold relate to small gasoline engines which in total have not been subject to material price fluctuations. Generac purchases steel, copper, paperboard, and plastics from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations.

YEAR 2000 STRATEGY

         Many computer systems and software products use two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in systems failures or miscalculations causing disruptions of the company's operations. Generac completed a process of making all necessary software changes to ensure that it did not experience any loss of critical business functionality due to the Year 2000 issue. Generac adopted and implemented a three phase approach of assessment, correction and testing. The scope of the project included all internal software, hardware, operating systems, non-information technology systems, products and assessment of risk to the business from vendors and other parties' Year 2000 issues. Generac completed its Year 2000 project during the last six months of 1999.

         As of December 31, 1999, substantially all of the company's information sub-systems were Year 2000 ready. In most instances, Generac replaced older software with new programs and systems, rather than modifying existing systems solely to become Year 2000 ready. In this regard, Generac installed a new, Year 2000 compliant, enterprise resource planning system. Replacing these systems has resulted in a significant upgrade in systems and capabilities, as well as providing the ability to properly interpret Year 2000 data. Although the timing of the system replacements was influenced by the Year 2000, in most instances these systems would have been replaced in the normal course of business.

         Generac has not experienced any significant business disruptions relating to Year 2000 related systems failures or miscalculations from its internal software, hardware, operating systems, non-information technology systems, products, vendor systems or the systems of other parties.

         Generac spent approximately $4.9 million and $0.9 million during 1999 and 1998, respectively, to upgrade and replace its systems to ensure Year 2000 readiness.

EURO CONVERSION

         On January 1, 1999, member countries of the European Monetary Union
(EMU) began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currency and the Euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. Generac has operations in member countries of the EMU and, accordingly, has established action plans that are continuing to be implemented to address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Based on its current assessment, management believes that the costs of the Euro conversion will not have a material impact on Generac's operations, cash flows or financial condition.

FUTURE ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recorded in the consolidated balance sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. It will be effective January 1, 2001 for Generac. Due to the company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on Generac's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Generac is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rates and commodities. To reduce such risks, Generac selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. A discussion of the company's accounting policies for derivative financial instruments is included in the summary of Significant Accounting Policies in
Note 2 to the Consolidated Financial Statements included elsewhere in this report.

         The fair value of the company's notes is estimated at $114.7 million as of December 31, 1999 based upon market quotations as of that date. Generac estimates that this fair value would increase by approximately $5.6 million based upon an assumed 10% decrease in market interest rates and that the fair value would decrease by approximately $5.3 million based upon an assumed 10% increase in market interest rates, compared with the average yield of approximately 10.33% on December 31, 1999.

         Generac uses interest rate swaps to modify the company's exposure to interest rate movements. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the consolidated statement of income on a current basis. The company's earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to Eurodollar money rates. A 10% increase/decrease in the average cost of 8.5% at December 31, 1999 of the company's debt under its bank credit facility would result in an increase/decrease in annual pre-tax interest expense of approximately $311,000 after giving effect to an outstanding interest rate swap. A 10% increase/decrease in Eurodollar rates would increase/decrease the fair value of the interest rate swap by approximately $600,000 as compared to its fair value at December 31, 1999.

         Generac has manufacturing, sales and distribution facilities throughout Europe and sources raw materials from around the world. Accordingly, Generac Portable Products makes investments and enters into transactions denominated in various foreign currencies. Generac is primarily exposed to fluctuations in various European currencies. Due to the relative stability of these currencies, management has not deemed it necessary to currently pursue a foreign currency hedging strategy. Management does not believe the company's foreign currency exposure is material.

         The company's exposure to commodity price changes relates to certain manufacturing operations that utilize raw commodities. Generac manages its exposure to changes in those prices primarily through its procurement and sales practices. This exposure is not material to Generac.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The company's financial statements are included in this report as indicated in the Index to Financial Statements and Financial Statement Schedules on page 38 and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following table sets forth the name, age and position of each of the directors and executive officers of Generac.

NAME                                        AGE                        POSITION
----                                        ---                        --------

Dorrance J. Noonan, Jr                      47       President, Chief Executive Officer and Director of
                                                     Generac Portable Products, LLC; Director of
                                                     Generac Portable Products, Inc.
Gary J. Lato                                40       Chief Financial Officer and Secretary of Generac
                                                     Portable Products, LLC
James H. Deneffe                            56       Senior Vice President - Sales, Generac Portable
                                                     Products, LLC
Wesley C Sodemann                           56       Vice President of Engineering, Generac Portable
                                                     Products, LLC
Jay C. Sugar                                39       Vice President of Operations, Generac Portable
                                                     Products, LLC
J. David Bramhill                           44       Vice President of International Operations, Generac
                                                     Portable Products, LLC
Robert M. Saeger                            54       Vice President of Service and Planning, Generac
                                                     Portable Products, LLC
Timothy J. Lemont                           46       Vice President of Marketing, Generac Portable
                                                     Products, LLC
Rosemary A. Wallner                         43       Vice President of Human Resources of Generac
                                                     Portable Products Portable Products, LLC
Faith Rosenfeld                             48       President of GPPW, Inc.
Eric R. Wilkinson(1)                        44       President and Director of Generac Portable
                                                     Products, Inc.
Richard A. Aube                             31       Secretary, Treasurer and Director of GPPW,
                                                     Inc.;  Secretary and Treasurer of Generac
                                                     Portable Products, Inc.; Director of Generac
                                                     Portable Products, LLC
R. Eugene Cartledge(1)(2)                   70       Chairman of the Board of Generac Portable
                                                     Products, Inc.
Thomas A. Commes(2)                         57       Director of Generac Portable Products, Inc.
Thomas G. Mendell                           53       Director of Generac Portable Products, Inc.
R. Ralph Parks(1)                           56       Director of Generac Portable Products, Inc.
James P. Schadt(2)                          61       Director of Generac Portable Products, Inc.

-------------------------

(1) MEMBER OF THE COMPENSATION COMMITTEE

(2) MEMBER OF THE AUDIT COMMITTEE

         DORRANCE J. NOONAN, JR., President, Chief Executive Officer and Director of Generac Portable Products, LLC and Director of Generac Portable Products, Inc. since July 1998, served in various management positions with GPSI from 1990 to 1998, most recently as Chief Operating Officer from 1997 to 1998. Prior to joining GPSI, Mr. Noonan was Manager of Sales and Marketing at Artcraft Industries from 1988 to 1990, a registered securities broker at Prudential-Bache Securities from 1985 to 1988, and Manager of International Sales and Marketing at the Perfex Division of McQuay-Perfex from 1981 to 1985.

         GARY J. LATO, Chief Financial Officer and Secretary of Generac Portable Products, LLC since July 1998, joined GPSI in 1991, serving as Director of Finance in 1991 and as Vice President -- Finance from 1992 to 1998. Prior to joining GPSI, Mr. Lato held various positions, including most recently as Senior Audit Manager, at Price Waterhouse LLP from 1981 to 1991.

         JAMES H. DENEFFE, Senior Vice President -- Sales of Generac Portable Products, LLC since July 1998, held that position at GPSI from 1996 to 1998. Mr. Deneffe joined GPSI in 1978, serving as Vice President -- Consumer Products Sales and Marketing from 1982 to 1995 and as Group Sales Manager from 1978 to 1981.

         WESLEY C. SODEMANN, Vice President of Engineering of Generac Portable Products, LLC since July 1998, held that position at GPSI from 1996 to 1998. Mr. Sodemann also served as Chief Engineer of GPSI from 1979 to 1996 and as Associate Engineer from 1965 to 1979.

         JAY C. SUGAR, Vice President of Operations of Generac Portable Products, LLC since July 1998, held that position at GPSI from 1996 to 1998. Mr. Sugar also served as Manufacturing Manager of GPSI from 1993 to 1996 and as Manager of Production and Inventory Control in 1993. Prior to joining GPSI, Mr. Sugar held various positions at Cadence Design Systems -- ASI Division (1990 to
1992), Data General Corporation (1987 to 1990) and General Dynamics (1982 to
1985).

         J. DAVID BRAMHILL, Vice President of International Operations of Generac Portable Products, LLC since July 1998, held that position at GPSI from 1997 to 1998 and served as European Operations Manager for GPSI from 1992 to 1996. Prior to joining GPSI, Mr. Bramhill served in various management and engineering positions at Heulins Manufacturing, Crewe, Cheshire, England (1991 to 1992) and Rolls-Royce Motor Car Company, Ltd. and Rolls-Royce Aerospace, Crewe, Cheshire, England (1972 to 1991).

         ROBERT M. SAEGER, Vice President of Service and Planning of Generac Portable Products, LLC, has held that position since July 1998. From 1997 to 1998, Mr. Saeger served as Director of Accounting/Controller with GPSI and also served as Director of Accounting and Financial Control from 1990 to 1996, as Accounting Manager from 1983 to 1990 and as Assistant Controller from 1976 to 1983.

         TIMOTHY J. LEMONT, Vice President of Marketing of Generac Portable Products, LLC, joined Generac in March 1999. Prior to this he was with Harnischfeger Industries, Inc. from 1985 to 1999, most recently as Vice President of Business Development for the P&H Mining Equipment Division. In addition, Mr. Lemont has held various positions, including most recently as Senior Tax Manager, at Price Waterhouse LLP in Milwaukee, Wisconsin from 1980 through 1985.

         ROSEMARY A. WALLNER, Vice President of Human Resources of Generac Portable Products, LLC, joined Generac in July 1999. Prior to this she served as Vice President of Human Resources with RVSI Systemation Engineered Products from 1998 to 1999. In addition, Ms. Wallner served as Vice President of Human Resources for GB Electrical, a wholly-owned subsidiary of Applied Power, Inc., from 1989 to 1997, with a one year assignment as Director of Manufacturing.

         FAITH ROSENFELD, President of GPPW, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC (an affiliate of The Beacon Group III -- Focus Value Fund, L.P.) since its inception in 1993. Prior to joining The Beacon Group, LLC, Ms. Rosenfeld was employed by Goldman, Sachs & Co. for 14 years where she held various positions, including, most recently, Vice President, Investment Banking Division. Ms. Rosenfeld is a director of SBL, Inc. and Savia International, Ltd.

         ERIC R. WILKINSON, President and Director of Generac Portable Products, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC since 1994. Prior to joining The Beacon Group, LLC, Mr. Wilkinson was a partner of Apax Partners & Cie SA, a European private equity firm, from 1989 to 1994 and a partner of Bain & Company, the strategy-consulting firm, from 1983 to 1989. Mr. Wilkinson is a director of Doctors Health Systems, Etinuum, Inc., Eyeweb, Inc., The Identity Group, OnCare Inc., National Century Financial Enterprises, Inc. and International Components Corporation.

         RICHARD A. AUBE, Secretary and Treasurer of Generac Portable Products, Inc., Director of Generac Portable Products, LLC and Secretary, Treasurer and Director of GPPW, Inc. since July 1998, has been with The Beacon Group, LLC since 1993, most recently as a Managing Director. Prior to joining The Beacon Group, LLC, Mr. Aube was a financial analyst in the Natural Resources Group of Morgan Stanley & Co. Incorporated. Mr. Aube is a director of Capstone Turbine Corporation.

         R. EUGENE CARTLEDGE, Chairman of the Board of Generac Portable Products, Inc. since July 1998, was Chairman of the Board and Chief Executive Officer of Union Camp Corp. from 1986 until his retirement in June 1994. Mr. Cartledge is a director of Blount, Inc., Chase Brass Industries, Inc., Delta Airlines Incorporated, Sunoco, Inc., Union Camp Corp. and UCAR International Inc.

         THOMAS A. COMMES, Director of Generac Portable Products, Inc. since March 1999, served as President, Chief Operating Officer and director of The Sherwin-Williams Company from 1986 until his retirement in 1999. Mr. Commes is also a director of KeyCorp, and is a trustee of The Cleveland Clinic Foundation and Vocational Guidance Services.

         THOMAS G. MENDELL, Director of Generac Portable Products, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC since 1994. Prior to joining The Beacon Group, LLC, Mr. Mendell was a partner of Goldman, Sachs & Co. where he served as a member of the firm's Investment Committee and head of GS Capital. Mr. Mendell is a director of Doctors Health Systems, Wallace Theaters, Inc., Coherent Networks, Inc., The Identity Group and OnCare Inc.

         R. RALPH PARKS, Director of Generac Portable Products, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC, since 1999. From 1997 to 1999, Mr. Parks was a limited partner of The Beacon Group LP (an affiliate of The Beacon Group III -- Focus Value Fund, L.P.). Prior to joining The Beacon Group, LP, Mr. Parks was a partner of Goldman, Sachs & Co. and head of its Investment Banking Services for Europe and Canada.

         JAMES P. SCHADT, Director of Generac Portable Products, Inc. since July 1999, had been active with the management of Reader's Digest Association, Inc. from 1991 until his retirement in 1997, serving as director and as the President and Chief Operating Officer and, later, as the Chairman and Chief Executive Officer. Mr. Schadt is currently the Chairman of Dailey Capital Management, L.P., and he is a trustee and Chairman of the Weinberg College of Arts and Sciences Board of Advisors. Mr. Schadt is also a trustee of the American Enterprise Institute and a director of TSI International Inc.

         Directors of each of Generac Portable Products, LLC, GPPW, Inc. and Generac Portable Products, Inc. will hold office until his or her successor has been elected and qualified. Officers of each of Generac Portable Products, LLC, GPPW, Inc. and Generac Portable Products, Inc. are elected by their respective boards of directors and serve at the discretion of such boards of directors.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid during the company's last three completed fiscal years to the Chief Executive Officer and each of the other four most highly compensated executive officers of Generac as of December 31, 1999.

                           SUMMARY COMPENSATION TABLE



                                                                                                (1)
NAME AND                                                     ANNUAL COMPENSATION             ALL OTHER
PRINCIPAL POSITION                            YEAR         SALARY ($)      BONUS($)      COMPENSATION ($)
------------------                            ----         ----------      --------      ----------------
Dorrance J. Noonan, Jr.
      Chief Executive Officer                 1999          160,000         23,169               13,132
                                              1998          136,500         26,340                5,287
                                              1997          130,000         37,032                3,372


Gary J. Lato
      Chief Financial Officer                 1999          150,000         22,336                6,977
                                              1998          131,250         25,500                3,127
                                              1997          125,000         35,781                1,762

James H. Deneffe
      Senior Vice President
      Sales and Marketing                     1999          150,000         22,336               20,072
                                              1998          131,250         25,500               11,737
                                              1997          125,000         35,781                8,970

Wesley C. Sodemann
      Vice President of Engineering           1999          110,000         18,963               17,896
                                              1998          101,923         24,000               56,258
                                              1997           92,501         23,000                6,845

Robert M. Saeger
      Vice President of Service
      and Planning                            1999          110,000         18,963               19,937
                                              1998           85,000              -               54,233
                                              1997           80,000              -                6,500

(1) All other compensation includes the value of deferred compensation agreements maintained with the officers of Generac Portable Products, LLC.

                        OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted during fiscal 1999 to the executive officers named in the Summary Compensation Table. Options to purchase a total of 451,182 shares were granted to new board members and certain key employees during 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the options granted during fiscal 1998 and outstanding at fiscal year-end 1999. To date, no such options have been exercised.

                                                            NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                     IN-THE-MONEY OPTIONS
                           SHARES                             OPTIONS AT FY-END                            AT FY-END (1)
                        ACQUIRED ON         VALUE      --------------------------------------  -------------------------------------
NAME                    EXERCISE (#)     REALIZED ($)   EXERCISABLE         UNEXERCISABLE        EXERCISABLE         UNEXERCISABLE
--------------          ------------   --------------  -------------      -------------------  ---------------      ----------------
Dorrance J. Noonan, Jr.      -               -            75,197               300,788         $ 172,201              $ 688,805
Gary J. Lato                 -               -            60,158               240,630           137,762                551,043
James H. Deneffe             -               -            30,079               120,315            68,881                275,521
Wesley C. Sodemann           -               -            30,079               120,315            68,881                275,521
Robert M. Saeger             -               -            30,079               120,315            68,881                275,521


(1) Assumes the fair market value of the shares underlying the options is $11.00 as compared to the exercise price ($8.71 per share) payable for such shares. The fair market value at fiscal year-end 1999 of $11.00 is approximately the price per share at which the company was valued in conjunction with the company's planned public offering of its stock which was withdrawn during fiscal 1999. See also discussion at "Initial Public Offering Costs" in Part II, Item 7 of this report.

DIRECTOR'S COMPENSATION

         Directors of Generac do not receive director's fees or attendance fees. Directors are reimbursed for their reasonable expenses incurred in connection with attending meetings and performing their duties as directors. Outside directors are eligible to receive options to purchase Generac Portable Products, Inc. common stock pursuant to the the company's stock option plan. See "-- Stock Option Plan." Options to purchase 300,788 shares of Generac Portable Products, Inc. common stock were granted to certain directors during 1998. Options to purchase 150,394 shares of common stock were granted to certain directors during 1999. A total of 75,197 of options to purchase shares of Generac Portable Products, Inc. common stock were forfeited by a director during 1999.

BENEFIT PLANS

         Generac has established two non-contributory defined benefit plans covering substantially all employees: bargaining/hourly and non-bargaining/salaried groups. Participants begin vesting after three years of service and fully vest after seven years of service. The benefits paid under the salaried plan are based upon years of service and the participant's defined final monthly compensation. Benefits paid under the hourly plan are based on a unit amount at the date of termination multiplied by the participants' credited service. The plans provide for a continuation of participant's years of service credited with GPSI.

         Generac Portable Products has also established 401(k) employee retirement savings plans for the benefit of its employees. Generac pays all administrative costs of the plans but makes no contributions. Additionally, there are unfunded deferred compensation plans for certain key employees.

STOCK OPTION PLAN

         In order to attract, retain and motivate selected employees, officers and directors, and to encourage such persons to devote their best efforts to the business and financial success of Generac, Generac has adopted the Generac Portable Products, Inc. Stock Option Plan. Under this Plan, stock options to acquire up to 2,406,310 shares of common stock, in the aggregate, may be granted under a time-vesting formula at an exercise price equal to the fair market value of the common stock at the date of grant. The options become exercisable in equal increments beginning on the first anniversary of the grant date over a three to five-year period and expire ten years subsequent to the grant date.

         Stock option transactions for the year ended December 31, 1999 and the period from July 9, 1998 through December 31, 1998 are summarized as follows:


                                                     1999                     1998
                                             ----------------------     -----------------
Options granted                                            451,182             1,729,531
Options forfeited                                           75,197                     -
Options outstanding                                      2,105,516             1,729,531
Remaining contractual life (years)                             9.4                   8.5
Exercise price                                      $8.71 - $11.00                $ 8.71
Fair value at grant date                                    $ 3.68                $ 2.92

         The fair value was estimated using the minimum value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", assuming an expected option life of 7 years and a risk-free interest rate of 6%.

         The stock option plan is administered by Generac Portable Products, Inc.'s board of directors. The board of directors designates which employees of Generac are eligible to receive awards under the stock option plan, and the amount, timing and other terms and conditions applicable to such awards. As of December 31, 1999 approximately 2.4% of the outstanding shares of such stock were reserved for future grants. Options are exercisable in accordance with the terms established by the board of directors.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

         The Compensation Committee of the board of directors of Generac Portable Products, Inc. establishes salary, incentives and other forms of compensation. During the year ending December 31, 1999, the Compensation Committee was composed of Messrs. Cartledge and Wilkinson. During the year ended December 31, 1999, none of the company's executive officers served on the board of directors or on the compensation committee of any other entity which has one or more executive officers serving as a member of Generac Portable Products, Inc.'s board of directors or the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the common stock of GPPW, Inc. is held by Generac Portable Products, Inc. All of the equity interest in Generac Portable Products, LLC is held indirectly by Generac Portable Products, Inc. through two wholly owned subsidiaries: GPPD, Inc. and GPPW, Inc. GPPD, Inc. holds 95% of the limited liability company interests in Generac Portable Products, LLC and GPPW, Inc. holds the remaining 5% interest.

         The following table sets forth certain information as of March 1, 2000, with respect to the beneficial ownership of Generac Portable Products, Inc.'s common stock by (1) each person who beneficially owns more than 5% of such shares; (2) each of Generac's directors; (3) each of the executive officers named in the Summary Compensation Table; and (4) all executive officers and directors of Generac as a group. Unless otherwise indicated, the address for each of our officers and directors is c/o Generac Portable Products, Inc., 1 Generac Way, Jefferson, Wisconsin 53549.

         Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the following persons and entities have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                                       SHARES
                                                                                 BENEFICIALLY OWNED
                                                                        ------------------------------------
NAME OF BENEFICIAL OWNER                                                     NUMBER               PERCENT
-------------------------------------                                   -----------------       ------------
5% HOLDERS:
      The Beacon Group III - Focus Value Fund, L.P. (1)                        6,982,672              55.3%
      California Public Employees' Retirement System (2)                       2,871,164              22.7%
      Capital d' Amerique CDPQ Inc. (3)                                          849,864               6.7%

DIRECTORS:
      R. Eugene Cartledge (4)                                                     93,973 (5)         *
      Thomas G. Mendell                                                        6,982,672 (6)          55.3%
      R. Ralph Parks                                                              50,131 (7)         *
      Thomas A. Commes                                                            25,066 (5)         *
      Eric R. Wilkinson                                                        6,982,672 (6)          55.3%

OFFICERS:
      Dorrance J. Noonan, Jr.                                                    190,043 (8)           1.5%
      Gary J. Lato                                                               175,004 (9)           1.4%
      James H. Deneffe                                                           144,925 (10)          1.1%
      Wesley C. Sodemann                                                          32,950 (10)        *
      Robert M. Saeger                                                            32,950 (10)        *
      Faith Rosenfeld                                                          6,982,672 (6)          55.3%
      All directors and executive officers as a group
            (17 individuals) (12)                                                841,019 (11)          6.7%

----------------
*  Less than 1%.

(1) The address of The Beacon Group III -- Focus Value Fund, L.P. is 399 Park Avenue, New York, New York 10022.

(2) The address of California Public Employees' Retirement System is Lincoln Plaza -- 400 P Street, P.O. Box 942707, Sacramento, California 94229.

(3) The address of Capital d'Amerique CDPQ Inc. is 1981, Avenue McGill College, 9th Floor, Montreal, Quebec H3A3C7.

(4) 34,454 shares are owned by the Cartledge Family Limited Partnership, of which Mr. Cartledge is the general partner.

(5) Includes options to purchase 25,066 shares of common stock currently exercisable.

(6) Messrs. Wilkinson and Mendell and Ms. Rosenfeld may be deemed to share beneficial ownership of shares of common stock owned of record by The Beacon Group III -- Focus Value Fund, L.P. by virtue of their status as partners of The Beacon Group, an affiliate of the general partner of The Beacon Group III -- Focus Value Fund, L.P. Messrs. Wilkinson and Mendell and Ms.Rosenfeld disclaim beneficial ownership of the shares of common stock owned by The Beacon Group III -- Focus Value Fund, L.P. The business address of Messrs. Wilkinson and Mendell and Ms. Rosenfeld is c/o The Beacon Group III -- Focus Value Fund, L.P., 399 Park Avenue, New York, New York 10022.

(7) Includes options to purchase 50,131 shares of common stock currently exercisable.

(8) Includes options to purchase 75,197 shares of common stock currently exercisable.

(9) Includes options to purchase 60,158 shares of common stock currently exercisable.

(10) Includes options to purchase 30,079 shares of common stock currently exercisable.

(11) Includes options to purchase 416,090 shares of common stock currently exercisable.

(12) Does not include 6,982,672 shares as to which Messrs. Wilkinson and Mendell and Ms. Rosenfeld may be deemed to have beneficial ownership by virtue of their indirect control of The Beacon Group III -- Focus Value Fund, L.P.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL STOCKHOLDERS' AGREEMENT

         The Beacon Group III -- Focus Value Fund, L.P., certain other of Generac Portable Products, Inc.'s stockholders and Generac Portable Products, Inc. entered into a stockholders' agreement for the purposes, among others, of establishing the composition of the board of directors of Generac Portable Products, Inc. and limiting the manner and terms by which the common stock owned by the stockholders may be transferred. The provisions of the stockholders' agreement generally terminate upon the occurrence of a registered underwritten public offering of common stock having an aggregate offering price of at least $100 million. The following summary of the material terms of the stockholders' agreement is not intended to be exhaustive and is qualified in its entirety by reference to the provisions of the stockholders' agreement.

         ELECTION OF DIRECTORS. Until the occurrence of a public offering as described above or at the time Beacon ceases to hold 25% or more of the outstanding shares of common stock, each stockholder has agreed to vote all of its shares so that:

         - at least four members of the board are designated by Beacon;

         - the chief executive officer of Generac Portable Products, LLC is a member of the board;

         - the removal from the board, with or without cause, of any Beacon-designated director is only at Beacon's written request; and

         - in the event that any Beacon-designated director for any reason ceases to serve as a member of the board during his or her term of office, the resulting vacancy is filled by an individual designated by Beacon.

         RESTRICTIONS ON TRANSFER OF SHARES. The minority stockholders have agreed that they will not sell or transfer any interest in any of their shares except pursuant to a public sale or as otherwise permitted or required in accordance with the terms of the stockholders' agreement.

         FIRST OFFER RIGHT. If a minority stockholder desires to sell any of its shares other than to a permitted transferee or pursuant to a public sale, then Generac Portable Products, Inc. has the right to elect to purchase all, but not less than all, of the offered shares on substantially the same terms and conditions as the proposed sale. Generac Portable Products, Inc. may elect to assign its right to purchase the offered shares to the non-selling stockholders on a pro rata basis. In the event an assignment by Generac Portable Products, Inc. is made and any non-selling stockholder fails to elect to participate in the selling stockholder's sale of shares, the participating stockholders each have the right to purchase such non-participating stockholder's pro rata share of the unsubscribed portion of offered shares.

         If Generac Portable Products, Inc. or, in the event an assignment by Generac Portable Products, Inc. is made, the non-selling stockholders do not elect to purchase all of the offered shares, the selling stockholder is free to sell the offered shares to any person other that Generac Portable Products, Inc. at a price no less than and upon terms and conditions no more favorable than the price, terms and conditions set forth in the selling stockholder's notice to Generac Portable Products, Inc. and each other stockholder.

         TAG-ALONG RIGHTS. In the event of a sale of its shares by a minority stockholder to a third party purchaser, each non-selling minority stockholder has the right to participate in the proposed sale of shares in an amount up to such non-selling stockholder's pro rata share of shares, on the same terms and conditions as the proposed sale.

         If Beacon desires to sell any of its shares other than to a permitted transferee or pursuant to a public sale, each non-selling stockholder has the right to participate in the sale by Beacon of its shares, in a percentage of such non-selling stockholder's shares equal to the same percentage of Beacon's shares being sold by Beacon, at the same price, on the same terms and conditions as the proposed sale.

         To the extent any of the non-selling stockholders exercises its tag-along rights, the number of shares proposed to be sold by Beacon or the selling stockholder, as the case may be, will be correspondingly reduced. If any non-selling stockholder fails to elect to participate in Beacon's or the selling stockholder's sale, Beacon or the selling stockholder, as the case may be, will give notice of such failure to the remaining non-selling stockholders who did so elect. Each participating stockholder shall have the right to sell its pro rata share of the unsubscribed portion of shares proposed to be sold.

         LIMITATION ON CERTAIN ACTIONS BY GENERAC PORTABLE PRODUCTS, INC. Without the prior affirmative vote of the stockholders who hold at least a majority of the outstanding common stock, Generac Portable Products, Inc. Has agreed not to:

         - adopt or effect any plan of sale, merger, consolidation, dissolution, reorganization or recapitalization of Generac Portable Products, Inc.;

         - offer for sale or sell all or substantially all of the assets of Generac Portable Products, Inc.;

         - amend or restate the certificate of incorporation or the bylaws other than in conformity with the stockholders' agreement;

         - redeem any shares of capital stock of Generac Portable Products, Inc. other than pursuant to the stockholders' agreement or on a pro rata basis among all stockholders; or

         - change the type of business activities in which Generac Portable Products, Inc. is engaged.

         SALE OF GENERAC/COME-ALONG RIGHT. Each stockholder has agreed, if the board and the stockholders holding at least a majority of the outstanding shares approve a sale of Generac Portable Products, Inc., to vote for such sale and to take all actions, at Generac Portable Products, Inc.'s expense, reasonably requested by Generac Portable Products, Inc. in order to consummate such sale.

         PARTICIPATION/PREEMPTIVE RIGHTS. Generac Portable Products, Inc. has agreed to grant to each stockholder the right to purchase all or any part of such stockholder's proportionate percentage of any future eligible offering.

         REGISTRATION RIGHTS. Beacon and certain other stockholders of Generac Portable Products, Inc. are entitled, under the Stockholders' Agreement, to certain rights with respect to the registration of their shares of common stock under the Securities Act of 1933 following an initial public offering of Generac Portable Products, Inc. common stock. Beacon may require that Generac Portable Products, Inc. use its best efforts to register its registrable securities for public resale, provided that the anticipated offering price would exceed $25 million. Generac Portable Products, Inc. must bear all the registration expenses for two of the registrations that Beacon is entitled to. The other holders of registrable securities may require that Generac Portable Products, Inc. use its best efforts to register their registrable securities for public resale on Form S-3, provided that the expected offering price would exceed $10 million. Generac Portable Products, Inc. must bear all the registration expenses for all of the Form S-3 registrations that are not underwritten and for three of the Form S-3 registrations that are underwritten. If Generac Portable Products, Inc. registers any of its common stock for its own account, the holders of registrable securities are entitled to include their shares of common stock in the registration, subject to the ability of the underwriters to limit the number of shares included in the offering. Generac Portable Products, Inc. must bear all registration expenses.

EMPLOYEE STOCKHOLDERS' AGREEMENT

         Employees who own stock of Generac Portable Products, Inc. are also subject to an employee stockholders' agreement. This agreement restricts their right to transfer their stock except with the written consent of Beacon or otherwise in compliance with the terms of the agreement. In addition, under certain conditions, this agreement will require them to sell a pro rata portion of their stock in a transaction in which Beacon is selling its stock. This agreement also provides the employees with tag-along rights if Beacon sells its stock and provides Generac Portable Products, Inc. the right to purchase stock held by terminated employees or employees that have filed for personal bankruptcy or have been declared insolvent.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed, incorporated by reference, as part of this report:

     1.  Financial Statements:

         See "Index to Financial Statements and Financial Statement Schedules" on page 38, the Reports of Independent Accountants on pages 39 and 63 and the Consolidated Financial Statements on pages 40 to 61 and pages 64 to 70, all of which are incorporated herein by reference.

     2.  Financial Statement Schedules:

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 38, the Reports of Independent Accountants on pages 39 and 63 and the Financial Statement Schedules on pages 62 and 71.

     3.  Exhibits

         See "Index to Exhibits" on pages 75 to 76.

(b) No Current Reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                                                       PAGE
                                                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS OF GENERAC PORTABLE PRODUCTS, INC.

  Report of Independent Accountants                                                                      39
  Consolidated Balance Sheets as of December 31, 1999 and 1998                                           40
  Consolidated Statements of Income for the year ended December 31, 1999
       and for the period July 10, 1998 through December 31, 1998                                        41
  Consolidated Statement of Changes in Stockholders' Equity for the year ended
       December 31, 1999 and for the period July 10, 1998 through December 31, 1998                      42
  Consolidated Statement of Cash flows for the year ended December 31, 1999
       and for the period July 10, 1998 through December 31, 1998                                        43
  Notes to Consolidated Financial Statements                                                          44-61
  Schedule II - Generac Portable Products, Inc. Schedule of Valuation and Qualifying
       Accounts                                                                                          62

FINANCIAL STATEMENTS OF PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT OF GENERAC
  CORPORATION

  Report of Independent Accountants                                                                      63
  Statements of Income for the Six Months and Nine Days Ended July 9, 1998 and
       the Year Ended December 31, 1997                                                                  64
  Statements of Cash Flows for the Six Months and Nine Days Ended July 9, 1998 and
       the Year Ended December 31, 1997                                                                  65
  Notes to Financial Statements                                                                       66-70
  Schedule II - Portable Products Division, A Business Unit of Generac Corporation
       Schedule of Valuation and Qualifying Accounts                                                     71

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Generac Portable Products, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index under Item 14(a)(1) present fairly, in all material respects, the financial position of Generac Portable Products, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period July 10, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of Generac's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 25, 2000

                         GENERAC PORTABLE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                               (AMOUNTS IN 000'S)



                                                                                         1999              1998
                                                                                      ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     384          $   1,528
   Accounts receivable (less allowances of $548 and $242, respectively)                  55,465             44,695
   Inventories                                                                           58,372             46,651
   Deferred income taxes                                                                  1,171                139
   Prepaid expenses and other current assets                                                144                898
                                                                                      ---------          ---------
      Total current assets                                                              115,536             93,911

Property, plant and equipment, net                                                       28,911             19,437
Intangible assets, net                                                                  206,229            211,407
Deferred financing costs, net                                                             6,608              6,985
Other                                                                                       205                262
                                                                                      ---------          ---------
         Total assets                                                                 $ 357,489          $ 332,002
                                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $   8,869          $   7,922
   Trade accounts payable                                                                23,793             12,839
   Accrued employee compensation, benefits and payroll withholdings                       3,263              1,185
   Other accrued liabilities                                                             18,991             14,424
                                                                                      ---------          ---------
      Total current liabilities                                                          54,916             36,370

Long-term debt obligations                                                              180,520            189,861
Other long-term obligations                                                               1,089                999
Deferred income taxes                                                                     5,717              1,505

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 12,633 shares
      issued and outstanding                                                                126                126
   Additional paid-in capital                                                           109,874            109,874
   Retained earnings                                                                     17,741              4,202
   Accumulated other comprehensive (loss) income                                           (836)               723
   Excess of purchase price over book value of net assets acquired
     from entities partially under common control                                       (11,658)           (11,658)
                                                                                      ---------          ---------
      Total stockholders' equity                                                        115,247            103,267
                                                                                      ---------          ---------
      Total liabilities and stockholders' equity                                      $ 357,489          $ 332,002
                                                                                      =========          =========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                               (AMOUNTS IN 000'S)


                                                                                                   FOR THE PERIOD
                                                                               FOR THE YEAR         JULY 10, 1998
                                                                                  ENDED               THROUGH
                                                                            DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                            -----------------     ----------------
Net sales                                                                       $ 398,096             $ 136,862
Cost of sales                                                                     290,885                98,245
                                                                                ---------             ---------
      Gross profit                                                                107,211                38,617
Operating expenses:
  Selling and service                                                              47,251                16,935
  General and administrative                                                       10,118                 2,865
  Intangible asset amortization                                                     5,368                 2,531
                                                                                ---------             ---------
      Income from operations                                                       44,474                16,286
Other expense:
  Interest expense                                                                 20,823                 9,674
  Deferred financing cost amortization                                                909                   401
  Expenses from withdrawn common stock offering (Note 15)                           1,160                    --
  Other expense (income), net                                                         619                  (171)
                                                                                ---------             ---------
      Income before income taxes                                                   20,963                 6,382
Provision for income taxes                                                          7,424                 2,180
                                                                                ---------             ---------
      Net income                                                                $  13,539             $   4,202
                                                                                =========             =========



The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD JULY 10, 1998
                           THROUGH DECEMBER 31, 1998
                               (AMOUNTS IN 000'S)



                                                                                         Accumulated
                                            Common Stock       Additional                  Other
                                       ---------------------    Paid-in     Retained    Comprehensive
                                         Shares      Amount     Capital     Earnings    Income (Loss)   Other (A)      Total
                                       ---------   ---------   ---------   ---------   -------------    ---------    ---------
Balances, July 9, 1998                    12,633   $     126   $ 109,874   $      --     $      --      $ (11,658)   $  98,342

Comprehensive income:

  Net income                                  --          --          --       4,202            --             --        4,202

  Translation adjustments                     --          --          --          --           723             --          723
                                       ---------   ---------   ---------   ---------     ---------      ---------    ---------

Total comprehensive income                    --          --          --       4,202           723             --        4,925
                                       ---------   ---------   ---------   ---------     ---------      ---------    ---------

Balances, December 31, 1998               12,633   $     126   $ 109,874   $   4,202     $     723        (11,658)   $ 103,267
                                       =========   =========   =========   =========     =========      =========    =========



Balances, December 31, 1998               12,633   $     126   $ 109,874   $   4,202     $     723        (11,658)   $ 103,267

Comprehensive income (loss):

  Net income                                  --          --          --      13,539            --             --       13,539

  Translation adjustments                     --          --          --          --        (1,559)            --       (1,559)
                                       ---------   ---------   ---------   ---------     ---------      ---------    ---------

Total comprehensive income (loss)             --          --          --      13,539        (1,559)            --       11,980

                                       ---------   ---------   ---------   ---------     ---------      ---------    ---------
Balances, December 31, 1999               12,633   $     126   $ 109,874   $  17,741     $    (836)     $ (11,658)   $ 115,247
                                       =========   =========   =========   =========     =========      =========    =========




(A) Amount represents the excess of the purchase price paid in connection with the Acquisition over the book value of net assets acquired not recognized as a result of certain continuing shareholder interests.

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN $000'S)



                                                                                                             For the period
                                                                                        For the year           July 10, 1998
                                                                                          ended                  through
                                                                                       December 31, 1999       December 31, 1998
                                                                                    ---------------------   ---------------------
Operating activities:
   Net income                                                                            $ 13,539               $  4,202
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          2,881                  1,022
      Amortization                                                                          6,277                  2,932
      Deferred income taxes                                                                 3,180                  1,366
      Loss on sale of fixed assets                                                              5                     --
      Increase (decrease) in cash due to changes in:
              Accounts receivable                                                         (11,253)                 6,696
              Inventories                                                                 (12,791)                (3,627)
              Other assets                                                                    582                   (726)
              Trade accounts payable                                                       11,226                 (2,106)
              Accrued liabilities                                                           6,688                  6,454
                                                                                         --------               --------
      Net cash provided by operating activities                                            20,334                 16,213
                                                                                         --------               --------

Investing activities:
   Capital expenditures                                                                   (12,463)                (3,814)
   Proceeds from sale of fixed assets                                                          17                     34
                                                                                          --------               --------
       Net cash used for investing activities                                             (12,446)                (3,780)
                                                                                         --------               --------

Financing activities:
   Net payments under revolving loan facility                                                (600)               (11,008)
   Payments on other long-term debt obligations                                            (7,794)                  (434)
   Payment of deferred financing costs                                                       (532)                   (77)
                                                                                         --------               --------
       Net cash used for financing activities                                              (8,926)               (11,519)
                                                                                         --------               --------

Effect of exchange rate changes on cash                                                      (106)                    15
                                                                                         --------               --------

Net increase (decrease) in cash and cash equivalents                                       (1,144)                   929

Cash and cash equivalents:
   Beginning of period                                                                   $  1,528               $    599
                                                                                         --------               --------
   End of period                                                                         $    384               $  1,528
                                                                                         ========               ========

Supplemental cash flow information:
   Cash paid for interest                                                                $ 21,708               $  2,260
                                                                                         ========               ========
   Cash paid for taxes                                                                   $  4,610               $     --
                                                                                         ========               ========



The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

1.    FORMATION OF GENERAC PORTABLE PRODUCTS AND NATURE OF BUSINESS

      Generac Portable Products, Inc. ("Generac" or the "company"), a Delaware corporation, was formed on April 29, 1998 by an investor group organized by The Beacon Group III--Focus Value Fund L.P. for the purpose of acquiring, through its indirect wholly-owned limited liability company, Generac Portable Products, LLC, net assets of the Portable Products Division of Generac Power Systems, Inc. ("GPSI"), formerly known as GPSI. The primary business activity of Generac consists of its indirect ownership of 100% of the limited liability company interests in Generac Portable Products, LLC, a Delaware limited liability company (the "Operating Company"), through two wholly-owned subsidiaries: GPPW, Inc. a Wisconsin corporation ("GPPW"), and GPPD, Inc., a Delaware corporation ("GPPD"). GPPW and GPPD hold, respectively, 5% and 95% limited liability company interests in Generac Portable Products, LLC. Generac had no operations during the period April 29, 1998 through July 8, 1998; its only business activity involved the issuance of $110 million of common stock to finance a portion of the purchase price discussed below.

      On July 9, 1998, Generac caused Generac Portable Products, LLC to purchase substantially all of the assets, and assume certain of the liabilities, of the Portable Products Division (the "Predecessor") of GPSI (the "Acquisition"). The aggregate consideration paid for the net assets of the Predecessor was approximately $330 million, which included cash acquired of $0.6 million, direct acquisition costs of $1.4 million and assumed liabilities of $23.9 million. The purchase price paid for the Predecessor was adjusted for a post-closing adjustment of $1.0 million based on net working capital at July 9, 1998, as defined.

      The Acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, subject to certain limitations (see Note 2), with the excess purchase price recorded as goodwill. Goodwill of approximately $214 million has been recorded as a result of the Acquisition. The following table sets forth the pro forma information for Generac as if the Acquisition had occurred on January 1, 1998. This information is unaudited and does not purport to represent actual sales or net income had the Acquisition actually occurred on January 1, 1998.


                                            PRO FORMA INFORMATION
                                             FOR THE YEAR ENDED
                                              DECEMBER 31, 1998
                                              -----------------
Net sales                                       $276,413
Net income                                         5,835

      In addition to the issuance of common stock by Generac, the purchase price was financed through the issuance of Senior Subordinated Notes of $110 million and borrowings of $96.6 million under a $115 million bank credit facility (see
Note 7).

      Generac, with domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain, is a leading designer, manufacturer and marketer of engine-powered tools and related accessories for use in both consumer and commercial applications.

2.    SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES: Generac prepares its financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION: Generac's consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

      BASIS OF ACCOUNTING: Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions," Generac has limited its accounting basis resulting from the Acquisition as a result of certain shareholders which also held an interest in the Predecessor through ownership interests in GPSI. Such limitation was based upon the lesser of each continuing shareholder's interest in Generac or the Predecessor, and the Predecessor's historical book value at July 9, 1998. The difference between the continuing shareholders' basis in the Predecessor and their proportionate equity in the book value of the Predecessor was not material. The difference between the total consideration paid in connection with the Acquisition and the accounting basis recognized is reported as a separate component of stockholders' equity.

      CASH AND CASH EQUIVALENTS: Generac considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents.

      INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost or estimated net realizable value).

      RESEARCH AND DEVELOPMENT COSTS: Generac has an ongoing program of new product development and existing product enhancement through redesign of existing products and the addition of new models. Costs related to these programs are expensed as incurred and totaled $2,682 and $1,011 for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively. Costs related to manufacturing start-up activities for new products are included in cost of sales as incurred.

      PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at cost and includes equipment under leases which have been capitalized. Maintenance and repair costs are charged to expense as incurred. Gains and losses on disposition of property, plant and equipment are reflected in income. Depreciation of property, plant and equipment are recorded using principally the straight-line method for financial reporting purposes over the estimated useful lives of the assets or terms of related leases as follows:


      Land improvements                                       20
      Buildings                                               40
      Machinery and equipment                               7-10
      Dies and tools                                         3-5
      Office equipment                                      5-10
      Vehicles                                               3-4

      CAPITALIZED SOFTWARE: Generac capitalizes purchased software as well as internally developed software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized software costs are recorded as office equipment for financial statement purposes.

      INTANGIBLE ASSETS: Goodwill, representing the recognized portion of the cost of the Acquisition in excess of the fair values assigned to identifiable net assets acquired, is being amortized on a straight-line basis over 40 years. The non-compete agreement and patents and trademarks are being amortized on a straight-line basis over 10 years. Generac assesses the carrying value of goodwill and other intangibles at each balance sheet date. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows anticipated to be generated during the remaining amortization period to (b) the net carrying value of the asset. Impairment assessments of goodwill made in accordance with SFAS No. 121 are made in connection with an analysis of related long-lived assets acquired in the Acquisition when events or changes in circumstances indicate the carrying amount of either asset may not be recoverable. Generac recognizes impairment losses resulting from diminution in value, if any, on a current basis based upon estimated fair value of the related assets.

      DEFERRED FINANCING COSTS: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the effective interest rate and straight-line methods over periods ranging from 5 to 8 years.

      INTEREST RATE SWAPS: To limit the effect of increases in interest rates, Generac has entered into an interest rate swap arrangement. The differential between the contract floating and fixed rates is accrued each period and recorded as an adjustment of interest expense.

      PRODUCT WARRANTIES: Generac provides that warranted products are merchantable and free of defects in workmanship and material generally for a period of one year. Warranty reserves are provided as charges to operations under selling and service expense for estimated normal warranty costs and, if applicable, for any significant problems known to exist on products sold. Warranty expense totaled $5,793 and $1,989 for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively.

      INCOME TAXES: Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates which will be in effect when these differences are expected to reverse. Deferred income tax expense is the result of changes in the deferred tax assets and liabilities. A valuation allowance is provided when it is considered more likely than not that some portion or all of recorded deferred income tax assets will not be realized.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the bank credit facility approximate fair value since the underlying instruments bear interest at a variable rate that reprices frequently. The fair value of Generac's Senior Subordinated Notes at December 31, 1999 and 1998 is based upon market quotations as of such date. The fair value of the interest rate swap arrangement is the amount at which it could be settled, based on a quote obtained from the respective financial institution (see Note 7).

      REVENUE RECOGNITION: Net sales and costs of sales are recognized as the related products are shipped. Provisions for estimated sales returns and sales incentives are recorded in the period in which the sales are recognized.

      FOREIGN CURRENCY TRANSLATION: The translation of the assets and liabilities of Generac's international branch operations into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gains or (losses) resulting from such translation are reflected as translation adjustments in accumulated other comprehensive income (loss).

      FUTURE ACCOUNTING CHANGES: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recorded in the consolidated balance sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year, and it will be effective

January 1, 2001 for Generac. Due to the company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on Generac's financial condition or results of operations.



3.    INVENTORIES

      Inventories consist of the following at December 31, 1999 and 1998:


                                                      1999         1998
                                                    -------       -------
      Raw materials and sub-assemblies              $33,814       $27,721
      Finished goods                                 24,558        18,930
                                                    -------       -------
                                                    $58,372       $46,651
                                                    =======       =======

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at December 31, 1999 and 1998:


                                                 1999            1998
                                              --------         --------
      Land and land improvements                 1,095              980
      Buildings                                  9,642            5,940
      Machinery and equipment                   12,438            8,056
      Dies and tools                             3,194            2,742
      Office equipment                           5,899            1,357
      Vehicles                                      24               56
                                              --------         --------
                                                32,292           19,131
      Accumulated depreciation                  (3,875)          (1,023)
                                              --------         --------
                                                28,417           18,108
      Construction in progress                     494            1,329
                                              --------         --------
                                              $ 28,911         $ 19,437
                                              ========         ========



5.    INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31, 1999 and 1998:


                                                  1999            1998
                                               ---------       ---------
      Goodwill                                 $ 213,928       $ 213,738
      Trademarks and patents                         100             100
      Noncompete agreement                           100             100
                                               ---------       ---------
                                                 214,128         213,938
      Accumulated amortization                    (7,899)         (2,531)
                                               ---------       ---------
                                               $ 206,229       $ 211,407
                                               =========       =========

6.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following at December 31, 1999 and 1998:



                                               1999          1998
                                             -------       -------
      Sales incentives                       $ 9,370       $ 4,430
      Product warranty                         1,984         1,229
      Accrued interest                         6,529         7,414
      Other                                    1,108         1,351
                                             -------       -------
                                             $18,991       $14,424
                                             =======       =======


7.    LONG-TERM DEBT OBLIGATIONS

      Long-term debt consists of the following at December 31, 1999 and 1998:



                                              1999           1998
                                           ---------      ---------
      Bank credit facility                 $  77,493      $  85,400
      Senior subordinated notes              110,000        110,000
      Capital lease obligations                1,896          2,383
                                           ---------      ---------
                                             189,389        197,783
      Less:  current portion                  (8,869)        (7,922)
                                           ---------      ---------
                                           $ 180,520      $ 189,861
                                           =========      =========


      In connection with the Acquisition, Generac Portable Products, LLC entered into a $115 million bank credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility provides for maximum borrowings under two term loans of $45 million ("A Term Loan") and $40 million ("B Term Loan"), respectively, with balances outstanding at December 31, 1999 of $39 million and $38.5 million, respectively. The Senior Secured Credit Facility also provides for maximum borrowings of $30 million, less the amount outstanding under letters of credit, under revolving loan arrangements due December 31, 2003. There were no borrowings under the revolving loan arrangements as of December 31, 1999. The A Term Loan Facility will mature 5 1/2 years from July 9, 1998. The B Term Loan Facility will mature seven years from July 9, 1998. The A Term Loan Facility will provide for amortization of $2.5 million in the first year, $6.25 million in the second year, $7.5 million in the third year, $10.0 million in the fourth year, $12.5 million in the fifth year and $6.25 million in the sixth year. The B Term Loan Facility will provide for nominal annual amortization in the first five years and amortization of $19 million in each of the sixth and seventh years. Additionally, Generac is also required to make an annual principal payment equal to its excess cash flow, as defined. The required excess cash flow payment for the year ended December 31, 1999 was approximately $0.7 million and will be applied to reduce the scheduled repayments under both the A and B Term Loan Facilities described above, on a pro rata basis. The interest rates under the A Term Loan Facility and the revolving loan portion of the facility will be based, at the option of Generac Portable Products, LLC, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum, subject to a pricing grid that will provide for reductions in the applicable interest rate margins based on Generac's consolidated debt to earnings before interest, income taxes, depreciation and amortization ("EBITDA") ratio. The interest rate under the B Term Loan Facility is based, at the option of Generac Portable Products, LLC, on a Eurodollar rate plus 2.75% or a base rate plus 1.75%, subject to a pricing grid that will provide for reductions in the applicable interest rate margins based on Generac's consolidated debt to EBITDA ratio. The weighted average interest rate for the term loans as of December 31, 1999 was 8.5%. Borrowings under the revolving loans bear interest at the prime rate plus 1.25%. A commitment fee of 0.50% per annum will be charged on the unused revolving loan portion of the Senior Secured Credit Facility, subject to a pricing grid that will provide for reductions in the applicable commitment fee margin based on Generac's consolidated debt to EBITDA ratio. Substantially all of Generac's assets are pledged as collateral under the Senior Secured Credit Facility.

      Effective October 15, 1998, Generac entered into an interest rate swap agreement with a major financial institution to reduce the impact of changes in interest rates on its floating rate long-term debt. The notional amount of this agreement was $40 million at December 31, 1999. Interest expense has been adjusted for the net amount payable under this agreement. The effect of this agreement on Generac's interest expense for the period ended December 31, 1999 was not significant. The fair value of the interest rate swap agreement was $3,621 at December 31, 1999, which is the amount Generac would have received to settle the instrument at such date. Generac is exposed to credit loss in the event of non-performance by the financial institution, however, management does not anticipate such non-performance.

      Also on July 9, 1998, Generac Portable Products, LLC and GPPW issued $110 million of 11.25% Senior Subordinated Notes due June 30, 2006 (the "Notes") to BT Alex. Brown Incorporated (the "Initial Purchaser"). The Initial Purchaser subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions. The estimated fair value of the Notes at December 31, 1999 is approximately $114.7 million.

      The Notes are redeemable, at Generac's option, in whole at any time or in part from time to time, on and after July 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on July 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:


      Year                                      Percentage
      ----                                      ----------
      2002                                        107.625%
      2003                                        104.750%
      2004                                        102.875%
      2005 and thereafter                         100.000%

      At any time, or from time to time, on or prior to July 1, 2001, Generac may, at its option, use the net cash proceeds of one or more Public Equity Offerings, as defined, to redeem the Notes at a redemption price equal to 111.25% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption.

      The Senior Secured Credit Facility and the indenture governing the Notes contain a number of covenants that, among other things, restrict the ability of Generac to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness (including, in the case of the Senior Secured Credit Facility, the Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restrict the activities of Generac. In addition, under the Senior Secured Credit Facility, Generac Portable Products, LLC will be required to satisfy specified financial ratios and tests, including a minimum level of EBITDA.

      Capital lease obligations relate to Generac's obligations on leases for industrial equipment. These obligations are due in monthly installments including principal and interest at a rate of 8.6% and mature November 30, 2002.

      The aggregate scheduled maturities of long-term debt and capital lease obligations in subsequent years are as follows:


      2000                              $   8,869
      2001                                  8,218
      2002                                 13,266
      2003                                 21,472
      2004                                 18,376
      Thereafter                          119,188
                                        ----------
                                        $ 189,389
                                        ==========


8.    EMPLOYEE RETIREMENT AND SAVINGS PLANS

      In connection with the Acquisition, Generac established noncontributory defined benefit pension plans (salaried and hourly) covering substantially all of its employees. The unfunded benefit obligation assumed as of the Acquisition date totaled $678. Benefits under the salaried plan are based upon years of service and the participants' defined final average monthly compensation. Benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participants' credited service. The plans provide for a continuation of participants' years of service as credited with GPSI. Generac's funding policy is to contribute amounts that equal or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Net pension expense is comprised of the following components:



                                                                               JULY 10, 1998
                                                                                 THROUGH
                                                                   1999      DECEMBER 31, 1998
                                                                  ------     -----------------
Service cost                                                      $ 340            $  48
Interest cost on projected benefit obligation                        88               24
Return on assets                                                     (1)              --
Amortization of net loss from earlier periods                        21               --
                                                                  -----            -----
                                                                  $ 448            $  72
                                                                  =====            =====



      The following table summarizes those items comprising the change in the benefit obligation:


                                                                                 JULY 10, 1998
                                                                                   THROUGH
                                                                   1999       DECEMBER 31, 1998
                                                                 ------       -----------------
Benefit obligation as of the beginning of the period             $  750              678
Service cost                                                        340               48
Interest cost                                                        88               24
Actuarial loss                                                      436               --
                                                                 ------           ------
Benefit obligation as of the end of the period                   $1,614           $  750
                                                                 ======           ======

      The following table summarizes those items comprising the change in the fair value of plan assets during 1999. There were no assets contributed to the plans as of December 31, 1998:


Fair value of plan assets, December 31, 1998                  $ --
Company contributions                                          100
Actual return on plan assets                                     1
                                                              ----
Fair value of plan assets, December 31, 1999                  $101
                                                              ====

      The following table summarizes the funded status of the plans as of December 31, 1999 and 1998:


                                                            1999          1998
                                                          -------       -------
Funded status of plan                                     $(1,513)      $  (750)
Unrecognized net loss                                         415            --
                                                          -------       -------
Net amount accrued                                        $(1,098)      $  (750)
                                                          =======       =======


      The assumptions used in developing the pension information as of December 31, 1999 and 1998 were as follows:


                                                         1999        1998
                                                         ----        ----
Discount rate                                            8.00%       7.00%
Return on plan assets                                    8.00%       8.00%
Rate of compensation increase                            5.50%       4.50%


      In connection with the Acquisition, Generac established deferred compensation plans for certain key employees and at December 31, 1999 and 1998, approximately $401 and $340, respectively, was included in other long-term obligations related to such plans. Deferred compensation expense charged to operations was $61 and $23 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. In connection with the Acquisition, Generac established a qualified 401(k) profit sharing plan covering substantially all full-time employees. No contributions were made to the plan for the year ended December 31, 1999 or for the period ended December 31, 1998.

9.    INCOME TAXES

      The provision for income taxes consists of the following:


                                                                                   FOR THE PERIOD
                                                                                    JULY 10, 1998
                                                                                      THROUGH
                                                                   1999           DECEMBER 31, 1998
                                                                  -------         -----------------
      Current:
              Federal                                              $3,799               $  781
              State                                                   295                   33
              Foreign                                                 150                   --
                                                                   ------               ------
                      Total current                                 4,244                  814

      Deferred:
              Federal and state                                     3,180                1,366
                                                                   ------               ------
                      Total provision for income taxes             $7,424               $2,180
                                                                   ======               ======


      The components of consolidated pretax income for the year ended December 31, 1999 are as follows:


      United States                        $ 21,247
      Europe                                   (284)
                                           --------
      Total                                $ 20,963
                                           ========



      The following reconciles the U.S. federal statutory income tax rate with Generac's effective tax rate:


                                                                    FOR THE PERIOD
                                                                    JULY 10, 1998
                                                                      THROUGH
                                                    1999          DECEMBER 31, 1998
                                                  -------         -----------------
U.S. federal statutory income tax rate              34.0%               34.0%
State income taxes, net of federal benefit           1.8                 1.0
Amortization of excess tax goodwill                 (1.3)               (2.0)
Other                                                0.9                 1.2
                                                    ----                ----
                                                    35.4%               34.2%
                                                    ====                ====

      Deferred income taxes reflected in the balance sheet consist of the following at December 31, 1999 and 1998:


                                            1999          1998
                                          -------       -------
Deferred tax assets:
           Inventories and receivables    $   271       $   267
           Sales incentives                   197            --
           Accrued warranty                   607            76
           Employee benefits                  203            --
                                          -------       -------
                                            1,278           343

Deferred tax liabilities:
           Fixed assets                      (688)           --
           Intangible assets               (5,105)       (1,512)
           Sales incentives                    --          (161)
           Other                              (31)          (36)
                                          -------       -------
                                           (5,824)       (1,709)
                                          -------       -------
                                          $(4,546)      $(1,366)
                                          =======       =======

10.   STOCKHOLDERS' EQUITY

      In connection with the initial capitalization of Generac, The Beacon Group III--Focus Value Fund, L.P., management of Generac and certain other investors purchased an aggregate of $110 million of common stock, par value of $.01 per share, constituting 100% of Generac's outstanding common stock. Upon consummation of the Acquisition, The Beacon Group III--Focus Value Fund, L.P. and the other stockholders of Generac, and Generac, entered into a Stockholders' Agreement which includes certain transfer restrictions, voting agreements and registration rights. Employees who own stock of Generac are also subject to agreements that restrict their right to transfer their stock and, under certain conditions, require them to sell a pro rata portion of their stock in a transaction in which The Beacon Group III--Focus Value Fund, L.P. is selling its stock. Generac is not obligated to purchase this stock.

      Effective July 9, 1998, Generac's board of directors approved the Generac Portable Products, Inc. Stock Option Plan which provides for the granting of stock options as an incentive to members of the board of directors and certain key employees. Under this Plan, stock options to acquire up to 2,406,310 shares of common stock, in the aggregate, may be granted under a time-vesting formula at an exercise price equal to the fair market value of the common stock at the date of grant. The options become exercisable in equal increments beginning on the first anniversary of the grant date over a three to five-year period and expire ten years subsequent to the grant date.

      Stock option transactions for the year ended December 31, 1999 and the period ended December 31, 1998 are summarized as follows:


                                                           1999               1998
                                                     --------------        -----------
      Options granted                                       451,182          1,729,531
      Options forfeited                                      75,197                  -
      Options outstanding                                 2,105,516          1,729,531
      Exercised options                                           -                  -
      Exercisable options                                   360,946                  -
      Remaining contractual life (years)                        9.4                8.5
      Exercise price                                 $8.71 - $11.00        $      8.71
      Fair value at grant date                       $         3.68        $      2.92


      The fair value was estimated using the minimum value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", assuming an expected option life of 7 years and a risk-free interest rate of 6%.

      Generac applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized in the statement of income for the year ended December 31, 1999. If compensation cost had been determined in accordance with SFAS No.123, net income would have decreased approximately $843 and $351 during the year ended December 31, 1999 and during the period ended December 31, 1998, respectively.

      On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split. All share information in these consolidated financial statements have been retroactively adjusted to reflect these stock splits.

11.   LEASES

      Generac leases certain manufacturing equipment, computer equipment and vehicles under operating leases with lease terms ranging up to 3 years. Additionally, in connection with the Acquisition, Generac entered into a capital lease arrangement with GPSI for certain manufacturing equipment. Property, plant and equipment at December 31, 1999 and 1998 includes $2,102 and $2,451, respectively, for equipment under capital leases, which is net of $514 and $165 in accumulated depreciation, respectively. Following is a summary of future minimum payments under capitalized leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999:


                                              OPERATING             CAPITAL
                                               LEASES               LEASES
                                              ---------            ---------
      2000                                     $   602             $   673
      2001                                         222                 673
      2002                                          --                 830
                                               -------             -------
                                               $   824               2,176
                                               =======
      Less amount representing interest                               (280)
                                                                   -------
      Present value of minimum lease payments                      $ 1,896
                                                                   =======

      Total rent expense recognized by Generac for the year ended December 31, 1999 and for the period ended December 31, 1998 was $2,521 and $559, respectively.


12.   SEGMENT INFORMATION

      Generac is a leading designer, manufacturer and marketer of engine-powered tools and related accessories for use in both consumer and commercial applications. Engineering, manufacturing, marketing and administrative resources are generally not product specific and Generac evaluates operating performance based upon the combined results of these product lines.

      Information regarding Generac's geographic areas is summarized below:


                                                          United
                                                          States        Europe    Consolidated
                                                        ---------     ---------   ------------
As and for the year ended December 31, 1999:
       Net sales to unaffiliated customers              $ 358,999     $  39,097     $ 398,096
       Long-lived assets                                  239,448         2,505       241,953
As and for the period ended December 31, 1998:
       Net sales to unaffiliated customers                126,740        10,122       136,862
       Long-lived assets                                  235,517         2,574       238,091


      Generac sells primarily to large home center retailers. Three customers accounted for approximately 73% and 74% of net sales for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively. All three customers individually comprise more than 10% of Generac's net sales. Included in accounts receivable at December 31, 1999 and 1998 are amounts due from these three customers aggregating $33,236 and $29,862, respectively.

13.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

      In the normal course of business Generac is involved in certain legal actions and claims. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on Generac's financial position, results of operations or cash flows.

      In connection with the Acquisition, Generac entered into an OEM engine supply agreement with GPSI, to supply it with the engine used in certain of Generac's pressure washers and consumer portable generators. The engine supply agreement allows for Generac to make minimum purchases of engines from GPSI in each of the next nine years and gives Generac the right to increase the amount purchased based upon forecasted requirements. This agreement is an exclusive arrangement related to such products subject to the minimum purchase requirements. As Generac maintains relationships with other major engine suppliers, management believes that the minimum purchase quantities and unit prices under this agreement will not have an adverse effect on Generac. Management also considers the provisions of the engine supply agreement to reflect arms-length terms. For the year ended December 31, 1999 and for the period ended December 31, 1998, Generac purchased product approximating $55.1 and $14.4 million, respectively, under this agreement. In addition, Generac also purchased other components from GPSI approximating $11.6 and $6.5 million for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively. Included in accounts payable are amounts due to GPSI of approximately $6.7 and $4.7 million at December 31, 1999 and 1998, respectively.

      On September 29, 1999, Generac commenced an arbitration against Generac Power Systems, Inc. ("GPSI"), entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that GPSI has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties'contractual arrangements preclude GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that GPSI has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac is seeking (i) a declaration that GPSI has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin GPSI from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin GPSI from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and
(v) to hold GPSI liable for compensatory and punitive damages resulting from GPSI's conduct. On October 19, 1999, GPSI responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give GPSI the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel.

      The parties have finalized selection of an arbitrator. The company does not believe the arbitration dispute discussed above will have an adverse effect on its relationship with GPSI under the OEM engine supply agreement.


14.   SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

      In connection with the Acquisition, Generac Portable Products, LLC and GPPW co-issued the Notes, and while Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. Generac has provided a full and unconditional guarantee of the Notes. However, because Generac has no operating activities independent of Generac Portable Products, LLC, Generac's consolidated financial statements are essentially the same as those of Generac Portable Products, LLC. The following condensed supplemental consolidating financial information reflects the investments of Generac, GPPW and GPPD in Generac Portable Products, LLC using the equity method. Generac, GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac, and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.

AS OF DECEMBER 31, 1999
-----------------------
                                  GENERAC PORTABLE                              GENERAC PORTABLE
                                   PRODUCTS, INC.        GPPW        GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Current assets                   $             -      $     59   $     1,112   $         114,365    $           -    $     115,536
 Investment in affiliates                   122,357       6,596       125,303                 -           (254,256)             -
 Noncurrent assets                              -           -             -               241,953                -          241,953
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
                                  $         122,357    $  6,655   $   126,415   $         356,318    $     (254,256)  $     357,489
                                  ==================   =========  ============  ==================   ==============   ==============

 Current liabilities              $             -      $     23   $       425   $          54,468    $         -      $      54,916
 Long-term debt                                 -           -             -               180,520              -            180,520
 Other long-term obligations                    -           286         5,431               1,089              -              6,806
 Stockholders' equity                       122,357       6,346       120,559             120,241          (254,256)        115,247
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
                                  $         122,357    $  6,655   $   126,415   $         356,318    $     (254,256)  $     357,489
                                  ==================   =========  ============  ==================   ==============   ==============
AS OF DECEMBER 31, 1998
-----------------------
                                  GENERAC PORTABLE                              GENERAC PORTABLE
                                   PRODUCTS, INC.        GPPW        GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Current assets                   $             -      $      7   $       132   $          93,772     $        -      $      93,911
 Investment in affiliates                   114,925       5,856       111,249                 -            (232,030)            -
 Noncurrent assets                              -           -             -               238,091              -            238,091
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
                                  $         114,925    $  5,863   $   111,381   $         331,863     $    (232,030)  $     332,002
                                  ==================   =========  ============  ==================   ==============   ==============

 Current liabilities              $             -      $     41   $       773   $          35,556     $        -      $      36,370
 Long-term debt                                 -           -             -               189,861              -            189,861
 Other long-term obligations                    -            75         1,430                 999              -              2,504
 Stockholders' equity                       114,925       5,747       109,178             105,447          (232,030)        103,267
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
                                  $         114,925    $  5,863   $   111,381   $         331,863     $    (232,030)  $     332,002
                                  ==================   =========  ============  ==================   ==============   ==============
FOR THE YEAR ENDED DECEMBER 31, 1999
------------------------------------

                                  GENERAC PORTABLE                              GENERAC PORTABLE
                                   PRODUCTS, INC.        GPPW        GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Net sales                        $             -      $    -     $       -     $         398,096    $         -      $     398,096
 Gross profit                                   -           -             -               107,211              -            107,211
 Operating expenses                             -           -             -                62,737              -             62,737
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Income from operations                         -           -             -                44,474              -             44,474
 Interest expense                               -           -             -                20,823              -             20,823
 Other expense (income), net                    -           -             -                 2,688              -              2,688
 Equity in earnings of affiliates            13,539       1,045        19,856                 -             (34,440)            -
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Income before income taxes                  13,539       1,045        19,856              20,963           (34,440)         20,963
 Provision for income taxes                     -           368         6,994                  62              -              7,424
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Net income                       $          13,539    $    677   $    12,862   $          20,901    $      (34,440)  $      13,539
                                  ==================   =========  ============  ==================   ==============   ==============
FOR THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------
                                  GENERAC PORTABLE                              GENERAC PORTABLE
                                   PRODUCTS, INC.        GPPW        GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Net sales                        $             -      $    -     $       -     $         136,862    $         -      $     136,862
 Gross profit                                   -           -             -                38,617              -             38,617
 Operating expenses                             -           -             -                22,331              -             22,331
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Income from operations                         -           -             -                16,286              -             16,286
 Interest expense                               -           -             -                 9,674              -              9,674
 Other expense (income), net                    -           -             -                   230              -                230
 Equity in earnings of affiliates             4,202         319         6,063                 -             (10,584)            -
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Income before income taxes                   4,202         319         6,063               6,382           (10,584)          6,382
 Provision for income taxes                     -           109         2,071                 -                -              2,180
                                  ------------------   ---------  ------------  ------------------   --------------   --------------
 Net income                       $           4,202    $    210   $     3,992   $           6,382    $      (10,584)  $       4,202
                                  ==================   =========  ============  ==================   ==============   ==============

15.      EXPENSES FROM WITHDRAWN COMMON STOCK OFFERING

         During the year ended December 31, 1999, Generac incurred certain fees and expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac withdrew its initial public stock offering during July 1999. Expenses related to this offering of approximately $1.2 million were recorded during the year ended December 31, 1999.

                                   SCHEDULE II
                         GENERAC PORTABLE PRODUCTS, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                   BALANCE AT
                                                                    BEGINNING     CHARGES TO                            BALANCE AT
                                                                    OF PERIOD       EXPENSE         DEDUCTIONS         END OF PERIOD
                                                                 ------------    --------------    --------------    ---------------
ACCOUNTS RECEIVABLE:
       For the Year Ended December 31, 1999                               242           372                 66                   548
       For the Period July 10, 1998 through December 31, 1998             225            17                -                     242

                                                                  BALANCE AT
                                                                    BEGINNING      CHARGES TO                            BALANCE AT
                                                                    OF PERIOD       EXPENSE          DEDUCTIONS        END OF PERIOD
                                                                 ------------    --------------    --------------    ---------------
INVENTORY
       For the year ended December 31, 1999                               774         2,089               1,352                1,511
       For the period July 10, 1998 through December 31, 1998             500           593                 319                  774

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Generac Corporation:

         We have audited the accompanying statements of income and cash flows for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed at
Item 14 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying financial statements have been prepared from the separate records maintained by the Business Unit and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Business Unit had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from Generac Corporation of items applicable to the Company as a whole.

         In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Portable Products Division, a Business Unit of Generac Corporation for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 29, 1999

                   PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT
                             OF GENERAC CORPORATION

                         STATEMENTS OF INCOME (IN 000'S)


                                         FOR THE SIX MONTHS
                                           AND NINE DAYS          FOR THE YEAR ENDED
                                         ENDED JULY 9, 1998        DECEMBER 31, 1997
                                       --------------------     --------------------
Net sales                                $          139,551       $          178,014
Cost of sales                                       104,537                  131,095
                                       --------------------     --------------------
     Gross profit                                    35,014                   46,919
                                       --------------------     --------------------

Expenses
  Selling and service                                16,624                   21,729
  General and administrative                          2,380                    4,161
                                       --------------------     --------------------
     Total expenses                                  19,004                   25,890
                                       --------------------     --------------------

Income from operations                               16,010                   21,029
Other expenses
  Interest expense                                    1,409                    2,100
  Foreign currency                                      108                      186
                                       --------------------     --------------------
     Total other expense                              1,517                    2,286
                                       --------------------     --------------------

Net income                               $           14,493       $           18,743
                                       ====================     ====================

Comprehensive income
  Net income                             $           14,493       $           18,743
  Translation adjustments                              (535)                    (832)
                                       --------------------     --------------------
     Total comprehensive
        income                           $           13,958       $           17,911
                                       ====================     ====================


See notes to financial statements.

                   PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT
                             OF GENERAC CORPORATION

                       STATEMENTS OF CASH FLOWS (IN 000'S)


                                               FOR THE SIX MONTHS
                                                 AND NINE DAYS          FOR THE YEAR ENDED
                                               ENDED JULY 9, 1998        DECEMBER 31, 1997
                                            ---------------------    ----------------------
Operating Activities:
  Net income                                   $           14,493        $           18,743
  Adjustments to reconcile net
     income to net cash (used in)
     provided by operating
     activities:
     Depreciation                                             796                     1,466
     (Increase) decrease in assets:
        Accounts receivable                               (29,943)                   (4,753)
        Inventories                                       (10,054)                   (8,696)
        Prepaid expenses                                     (224)                      276
     Increase in liabilities:
        Accounts payable                                    7,936                        95
        Accrued liabilities                                 3,428                     1,084
                                            ---------------------    ----------------------
           Net cash (used in)
              provided by operating
              activities                                  (13,568)                    8,215

Investing Activities--Capital
  expenditures                                             (1,553)                   (1,413)

Financing Activities--Increase
  (decrease) in business unit
  investment, net                                          14,787                    (6,784)

Effect of exchange rate changes
  on cash                                                    (132)                      (75)
                                            ---------------------    ----------------------

Net decrease in cash
  and cash equivalents                                       (466)                      (57)

Cash and cash equivalents:
  Beginning of Period                                       1,065                     1,122
                                            ---------------------    ----------------------
  End of Period                                $              599        $            1,065
                                            =====================    ======================


See notes to financial statements.

                   PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT
                             OF GENERAC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                   SIX MONTHS AND NINE DAYS ENDED JULY 9, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE ACCOMPANYING FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE PORTABLE PRODUCTS DIVISION LOCATED IN JEFFERSON, WISCONSIN AND ITS BRANCHES IN THE UNITED KINGDOM AND GERMANY, A BUSINESS UNIT ("BUSINESS UNIT") OF GENERAC CORPORATION ("GENERAC"). THE BUSINESS UNIT DESIGNS AND MANUFACTURES PORTABLE GENERATORS, PRESSURE WASHERS AND OTHER ENGINE-POWERED TOOLS FOR THE WORLD MARKET.

     CASH EQUIVALENTS -- The Business Unit considers all investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES -- Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost or estimated net realizable value).

     REVENUE RECOGNITION -- Net sales and costs of sales are recognized as the related products are shipped. A provision for estimated sales returns is recorded in the period in which the sales are recognized.

     RESEARCH AND DEVELOPMENT COSTS -- The Business Unit has an ongoing program of new product development and existing product enhancement through redesign of existing products and the addition of new models. Costs related to these programs are expensed as incurred and totaled the following amounts for the respective periods shown:

                                                                      (in 000's)
                                                                      ----------
     For the six months and nine days ended July 9, 1998              $      925
     For the year ended December 31, 1997                                  1,743

     DEPRECIATION -- Costs of property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                  Years
                                                                  -----
     Land Improvements                                                  20
     Buildings                                                          40
     Machinery and equipment                                            10
     Dies and tools                                                 3 to 5
     Vehicles                                                            4
     Office equipment                                              5 to 10

     PRODUCT WARRANTIES -- The Business Unit provides that warranted products are merchantable and free of defects in workmanship and material generally for a period of one year. Warranty reserves are provided as charges to operations under selling and service expense for estimated normal warranty costs and, if applicable, for any significant problems known to exist on products sold. Warranty expense totaled the following amounts for the respective periods shown:


                                                                      (in 000's)
                                                                      ----------
     For the six months and nine days ended July 9, 1998              $    1,848
     For the year ended December 31, 1997                                  5,305


         FOREIGN CURRENCY TRANSLATION -- The translation of the branch accounts into U.S. dollars is performed for revenue and expense accounts using an average exchange rate during the period. The gains or (losses) resulting from such translation are reflected as "cumulative translation adjustments" in business unit investment. Such adjustments amounted to $(703,000) through July 9, 1998.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   BUSINESS UNIT INVESTMENT

     The Business Unit is an operating unit of Generac with separate financial reporting. The financial statements for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 include allocations by Generac for certain operating and employee benefit costs incurred on behalf of the Business Unit. These costs are allocated based on estimates of time and services provided, specifically identifiable charges, or relevant criteria that establish the Business Unit's pro rata charge of costs common to all Generac operating units. Allocated support costs from Generac to the Business Unit during the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 included manufacturing support of $125,000 and $587,000, service support of $11,000 and $789,000, research and development support of $21,000 and $410,000, general and administrative support of $152,000 and $280,000, and human resource and employee benefits support of $76,000 and $228,000, respectively.

     Research and development expenses totaling $131,000 and $246,000 were incurred by the Business Unit's United Kingdom branch during the six months and nine days ended July 9, 1998 and the year ended December 31, 1997, respectively, on behalf of Generac and charged to Generac.

     The Business Unit and Generac supply each other with certain inventories. Total inventories transferred during the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 were $7,855,000 and $9,541,000, respectively, from Generac to the Business Unit and $350,000 and $1,330,000, respectively, from the Business Unit to Generac. Commencing February 1, 1998, certain production was transferred from the Business Unit to Generac. During the five months and nine days ended July 9, 1998, the Business Unit purchased $12,223,000 of inventories related to such transferred production.

     The Business Unit is also charged a portion of Generac's interest expense based upon levels of Business Unit investment. This interest charge aggregated $1,354,000 and $1,999,000 during the six months and nine days ended July 9, 1998 and the year ended December 31, 1997, respectively. Management believes the allocations and activities between the Business Unit and Generac are reasonable under the circumstances; however, they may not be indicative of amounts that would be required to be incurred if the Business Unit operated on a stand-alone basis.

The changes within the business unit investment for the period ended July 9, 1998 are as follows:

     Balance at January 1, 1997                  $           41,636
      Net income                                             18,743
      Cumulative translation adjustments                       (832)
      Activity with parent, net                              (6,784)
                                                 ------------------
     Balance at December 31, 1997                            52,763
      Net income                                             14,493
      Cumulative translation adjustments                       (535)
      Activity with parent, net                              15,189
                                                 ------------------
     Balance at July 9, 1998                     $           81,910
                                                 ==================



3.   S CORPORATION ELECTION

     Generac and its Stockholders have elected for federal and certain state income tax purposes to be treated as a S Corporation under provisions of the Internal Revenue Code. Accordingly, Generac's taxable income is includable in the individual tax returns of its Stockholders and no provision for income taxes is included in the accompanying financial statements.

4.   PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts charged to operations was as follows:

                                                                      (in 000's)
                                                                      ----------
     For the six months and nine days ended July 9, 1998              $       67
     For the year ended December 31, 1997                                     21


5.   EMPLOYEE RETIREMENT AND SAVINGS PLANS

         Generac has noncontributory pension plans (salaried and hourly) covering substantially all of its employees including the employees of the Business Unit. The benefits under the salaried plan are based upon years of service and the participants' defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participants' credited service. Generac's funding policy for these plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Total pension expense allocated to the Business Unit for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 was $231,000 and $293,000, respectively.

         Generac maintains deferred compensation plans for key employees of the Business Unit. Deferred compensation expense charged to operations was $18,000 and $40,000, for the six months and nine days ended July 9, 1998 and for the year ended December 31, 1997, respectively.

6.   RENT EXPENSE

     Generac leases certain manufacturing equipment, computer equipment and vehicles used in the Business Unit under operating leases for lease terms ranging up to five years.

     Total rent expense for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997 was approximately $476,000 and $462,000, respectively.

7.   MAJOR CUSTOMERS

     Two customers accounted for approximately 69% of net sales for the six months and nine days ended July 9, 1998. Three customers accounted for approximately 74% of net sales for the year ended December 31, 1997.

8.   FOREIGN OPERATIONS

     Sales for the Business Unit's European operations accounted for approximately 8% of net sales for the six months and nine days ended July 9, 1998 and the year ended December 31, 1997.

9.   CONTINGENCIES

     In the normal course of business the Business Unit is involved in certain legal actions and claims. It is the opinion of management that such litigation and claims will be resolved without material effect on the Business Unit's financial position or results of operations.

10.  SUBSEQUENT EVENT

     On July 9, 1998, Generac completed the sale of substantially all of the assets and the assumption of certain liabilities of the Business Unit to Generac Portable Products, LLC (a company formed by The Beacon Group III -- Focus Value Fund, L.P.) for a net purchase price of approximately $305 million, including expenses.

                                   SCHEDULE II
       PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT OF GENERAC CORPORATION
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                           BALANCE AT
                                                            BEGINNING         CHARGES TO                            BALANCE AT
                                                            OF PERIOD           EXPENSE         DEDUCTIONS        END OF PERIOD
                                                         ----------------    --------------    ------------   -------------------
ACCOUNTS RECEIVABLE:
       Six Months and Nine Days Ended July 9, 1998                172                67                14                   225
       For the Year Ended December 31, 1997                       151                21               -                     172

                                                           BALANCE AT
                                                            BEGINNING          CHARGES TO                           BALANCE AT
                                                            OF PERIOD           EXPENSE         DEDUCTIONS        END OF PERIOD
                                                         ----------------    --------------    ------------   -------------------
INVENTORY
       Six Months and Nine Days Ended July 9, 1998                350               412                262                  500
       For the Year Ended December 31, 1997                       125               781                556                  350

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAC PORTABLE PRODUCTS, INC.
                                            (Registrant)

Date:  March 29, 2000               By      /s/   ERIC R. WILKINSON
                                            -----------------------
                                            Eric R. Wilkinson
                                            President

                                POWER OF ATTORNEY

         The undersigned officers and directors of Generac Portable Products, Inc. hereby severally constitute Eric R. Wilkinson, President of Generac Portable Products, Inc., or Richard A. Aube, Secretary and Treasurer of Generac Portable Products, Inc., and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable Generac Portable Products, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them, on the Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Generac Portable Products, Inc. and in the capacities and on the date indicated.

Date:  March 29, 2000               By      /s/   ERIC R. WILKINSON
                                            -----------------------
                                            Eric R. Wilkinson
                                            President

Date:  March 29, 2000               By      /s/   RICHARD A. AUBE
                                            ------------------------
                                            Richard A. Aube
                                            Secretary and Treasurer

Date:  March 29, 2000               By      /s/   R. EUGENE CARTLEDGE
                                            -------------------------
                                            R. Eugene Cartledge
                                            Chairman of the Board

Date:  March 29, 2000               By      /s/   THOMAS A. COMMES
                                            ----------------------
                                            Thomas A. Commes
                                            Director

Date:  March 29, 2000               By      /s/  THOMAS G. MENDELL
                                            ----------------------
                                            Thomas G. Mendell
                                            Director

Date:  March 29, 2000               By      /s/   DORRANCE J. NOONAN, JR.
                                            -----------------------------
                                            Dorrance J. Noonan, Jr.
                                            Director

Date:  March 29, 2000               By      /s/   R. RALPH PARKS
                                            --------------------
                                            R. Ralph Parks
                                            Director

Date:  March 29, 2000               By      /s/   JAMES P. SCHADT
                                            ---------------------
                                            James P. Schadt
                                            Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENERAC PORTABLE PRODUCTS, LLC
                                           (Registrant)

Date:  March 29, 2000               By     /s/   DORRANCE J. NOONAN, JR.
                                           -----------------------------
                                           Dorrance J. Noonan, Jr.
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         The undersigned officers and directors of Generac Portable Products, LLC hereby severally constitute Gary J. Lato, Chief Financial Officer of Generac Portable Products, LLC, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable Generac Portable Products, LLC to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney on the Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Generac Portable Products, LLC and in the capacities and on the date indicated.


Date:  March 29, 2000        By  /s/   DORRANCE J. NOONAN, JR.
                                 -----------------------------
                                 Dorrance J. Noonan, Jr.
                                 President, Chief Executive Officer and Director

Date:  March 29, 2000                      By  /s/   GARY J. LATO
                                               ------------------
                                               Gary J. Lato
                                               Chief Financial Officer

Date:  March 29, 2000                      By  /s/   RICHARD A. AUBE
                                               ---------------------
                                               Richard A. Aube
                                               Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GPPW, INC.
                                                     (Registrant)

Date  March 29, 2000                       By  /s/   FAITH ROSENFELD
                                               ---------------------
                                               Faith Rosenfeld
                                               President

                                POWER OF ATTORNEY

         The undersigned officers and directors of GPPW, Inc. hereby severally constitute Richard A. Aube, Secretary and Treasurer of GPPW, Inc., our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable GPPW, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney on the Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of GPPW, Inc. and in the capacities and on the date indicated.

Date  March 29, 2000                       By  /s/   FAITH ROSENFELD
                                               ---------------------
                                               Faith Rosenfeld
                                               President

Date:  March 29, 2000                      By  /s/   RICHARD A. AUBE
                                               ------------------------
                                               Richard A. Aube
                                               Secretary, Treasurer and Director

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBITS
 ------       -----------------------

 3.1 Certificate of Incorporation of GPPC, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.2 Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of GPPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.3 Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of Generac Portable Products, Inc. (incorporated by reference to
              Exhibit 3.3 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.4 By-Laws of Generac Portable Products, Inc. (incorporated by reference to Exhibit 3.4 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.5 Certificate of Formation of Generac Portable Products, LLC (incorporated by reference to Exhibit 3.5 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.6 Limited Liability Company Agreement of Generac Portable Products, LLC (incorporated by reference to Exhibit 3.6 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.7 Articles of Incorporation of GPPW, Inc. (incorporated by reference to Exhibit 3.7 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 3.8          By-laws of GPPW, Inc. (incorporated by reference to Exhibit
              3.8 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 4.1 Indenture, dated as of July 1, 1998 among Generac Portable Products, LLC, GPPW, Inc. and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 4.2 Registration Rights Agreement, dated as of July 2, 1998 among Generac Portable Products, LLC, GPPW, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to
              Exhibit 4.2 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 4.3 Form of Security for 11 1/4% senior subordinated notes due 2006 issued by Generac Portable Products, LLC and GPPW, Inc. (including the form of Guarantee) (incorporated by reference to Exhibit 4.4 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 4.4 Stockholders' Agreement by and among Generac Portable Products, Inc., The Beacon Group III - Focus Value Fund L.P. and other stockholders dated as of July 9, 1998. (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-1 dated May 21, 1999).

 10.1 OEM Engine Supply Agreement dated July 9, 1998 between Generac Corporation and Generac Portable Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-4 dated July 26, 1999).
 24.1 Powers of Attorney (included in the signature pages of this Form 10-K).
 27.1         Financial Data Schedule.