Form 10-Q
period 2000-04-01
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 2000-05-11
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of May 10, 2000 is as follows:

Generac Portable Products, Inc.               12,633,125
GPPW, Inc.                                        1,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GENERAC PORTABLE PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN 000'S)

                                                                                                     April 1,         December 31,
                                                                                                       2000               1999
                                                                                                  -------------    -----------------
ASSETS                                                                                             (Unaudited)
Current assets:
           Cash and cash equivalents                                                                 $     831            $     384
           Accounts receivable (less allowances of $380 and $548, respectively)                         60,950               55,465
           Inventories                                                                                  82,620               58,372
           Prepaid expenses and other current assets                                                     3,758                1,315
                                                                                                     ---------            ---------
               Total current assets                                                                    148,159              115,536

Property, plant and equipment, net                                                                      29,727               28,911
Intangible assets, net                                                                                 204,887              206,229
Deferred financing costs                                                                                 6,373                6,608
Other                                                                                                       15                  205
                                                                                                     ---------            ---------
               Total assets                                                                          $ 389,161            $ 357,489
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Current portion of long-term debt                                                         $   8,864            $   8,869
           Trade accounts payable                                                                       39,847               23,793
           Accrued employee compensation, benefits and payroll withholdings                              2,237                3,263
           Other accrued liabilities                                                                    11,357               18,991
                                                                                                     ---------            ---------
               Total current liabilities                                                                62,305               54,916

Long-term debt obligations                                                                             205,570              180,520
Other long-term obligations                                                                              1,133                1,089
Deferred income taxes                                                                                    6,777                5,717

Commitments and contingencies (Note 4)

Stockholders' equity:
           Common stock, $.01 par value, 40,000 shares authorized; 12,633 shares
               issued and outstanding                                                                      126                  126
           Additional paid-in capital                                                                  109,874              109,874
           Retained earnings                                                                            16,267               17,741
           Accumulated other comprehensive loss                                                         (1,233)                (836)
           Excess of purchase price over book value of net assets acquired
              from entities partially under common control                                             (11,658)             (11,658)
                                                                                                     ---------            ---------
               Total stockholders' equity                                                              113,376              115,247
                                                                                                     ---------            ---------
               Total liabilities and stockholders' equity                                            $ 389,161            $ 357,489
                                                                                                     =========            =========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                               (AMOUNTS IN $000'S)

                                                                   For the Quarter               For the Quarter
                                                                        Ended                         Ended
                                                                    April 1, 2000                 March 31, 1999
                                                                -----------------------       ------------------------

 Net sales                                                                    $ 73,052                       $ 92,887
 Cost of sales                                                                  56,841                         68,730
                                                                -----------------------       ------------------------
             Gross profit                                                       16,211                         24,157
 Operating expenses:
         Selling and service                                                     9,527                         11,152
         General and administrative                                              2,303                          2,001
         Intangible asset amortization                                           1,341                          1,341
                                                                =======================       ========================
             Income from operations                                              3,040                          9,663
 Other expense:
         Interest expense                                                        5,109                          5,096
         Deferred financing cost amortization                                      235                            213
         Other expense (income), net                                               (25)                             5
                                                                -----------------------       ------------------------
              Income (loss) before income taxes                                 (2,279)                         4,349
 Provision (benefit) for income taxes                                             (805)                         1,524
                                                                ------------------------      ------------------------
             Net income (loss)                                                $ (1,474)                       $ 2,825
                                                                ========================      ========================



The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                               (AMOUNTS IN $000'S)

                                                                                         For the Quarter          For the Quarter
                                                                                              Ended                    Ended
                                                                                          April 1, 2000            March 31, 1999
                                                                                      ---------------------     --------------------
Operating activities:
         Net income (loss)                                                                       $ (1,474)                  $ 2,825
         Adjustments to reconcile net income (loss) to net cash used for operating activities
            Depreciation                                                                              958                       584
            Amortization                                                                            1,576                     1,554
            Deferred income taxes                                                                    (805)                      756
            Increase (decrease) in cash due to changes in:
                     Accounts receivable                                                           (5,764)                  (26,534)
                     Inventories                                                                  (24,307)                  (12,933)
                     Other assets                                                                    (405)                     (138)
                     Trade accounts payable                                                        16,061                    19,550
                     Accrued liabilities                                                           (8,495)                     (753)
                                                                                      --------------------      --------------------
            Net cash used for operating activities                                                (22,655)                  (15,089)
                                                                                      --------------------      --------------------

Investing activities:
        Capital expenditures                                                                       (1,812)                   (1,885)
                                                                                      --------------------      --------------------
            Net cash used for investing activities                                                 (1,812)                   (1,885)
                                                                                      --------------------      --------------------

Financing activities:
        Net borrowings under revolving loan facility                                               27,100                    18,400
        Payments on other long-term debt obligations                                               (2,055)                   (1,468)
        Payment of deferred financing costs                                                             -                       (35)
                                                                                      --------------------      --------------------
            Net cash provided by financing activities                                              25,045                    16,897
                                                                                      --------------------      --------------------

Effect of exchange rate changes on cash                                                              (131)                      (44)
                                                                                      --------------------      --------------------

Net increase (decrease) in cash and cash equivalents                                                  447                      (121)

Cash and cash equivalents:
         Beginning of period                                                                     $    384                   $ 1,528
                                                                                      --------------------      --------------------
         End of period                                                                           $    831                   $ 1,407
                                                                                      ====================      ====================

Supplemental cash flow information:
        Cash paid for interest                                                                   $  8,336                   $ 7,874
                                                                                      ====================      ====================
        Cash paid for taxes                                                                         $ 135                   $   790
                                                                                      ====================      ====================

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                 (Dollar amounts in thousands unless indicated)

1.       BASIS OF PRESENTATION

         Generac Portable Products, Inc. (together with its subsidiaries, including Generac Portable Products, LLC and GPPW, Inc. on a consolidated basis, "Generac" or the "company"), has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain, and is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both industrial and residential applications. Generac sells primarily to large home center retailers throughout the United States, Canada and Europe.

         These financial statements have been prepared by Generac pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Generac's management, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Generac for the interim periods presented. These financial statements include the accounts of Generac's wholly owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Generac's audited financial statements for the year ended December 31, 1999 included in the company's Form 10-K as filed with the SEC on March 29, 2000.


2.       INVENTORIES

         Inventories consist of the following:

                                                   April 1, 2000                December 31, 1999
                                              ------------------------      ------------------------
 Raw materials and sub-assemblies                             $49,370                       $33,814
 Finished goods                                                33,250                        24,558
                                              ------------------------      ------------------------
                                                              $82,620                       $58,372
                                              ========================      ========================

3.       INCOME TAXES

         Generac recorded an income tax provision (benefit) by estimating the annual effective income tax rate and applying that rate to pretax income (loss).

4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         In the normal course of business, Generac is involved in certain legal actions and claims. Management believes that such litigation and claims will be resolved without material adverse effect on Generac's financial position, results of operations or cash flows.

         In connection with the purchase by Generac Portable Products, LLC of substantially all of the assets of the Portable Products Division (the "Predecessor") of Generac Power Systems, Inc. ("GPSI"), formerly known as Generac Corporation, on July 9, 1998 (the "Acquisition"), Generac entered into an OEM engine supply agreement with GPSI to supply the company with the engine used in certain of Generac's pressure washers and portable generators. The engine supply agreement allows for Generac to make minimum purchases of engines from GPSI in each of the next nine years and gives Generac the right to increase the amount of purchases based upon forecasted requirements. This agreement is an exclusive arrangement related to such products subject to the minimum purchase requirements. As Generac maintains relationships with other major engine suppliers, management believes that the minimum purchase quantities and unit prices under this agreement will not have an adverse effect on Generac. Management also considers the provisions of the engine supply agreement to reflect arms-length terms. For the quarters ended April 1, 2000 and March 31, 1999, Generac purchased products approximating $5.7 million and $11.5 million, respectively, under this agreement. In addition, Generac also purchased other components from GPSI approximating $.8 million and $5.6 million, respectively, for the quarters ended April 1, 2000 and March 31, 1999. Included in accounts payable are amounts due to GPSI of approximately $1.3 million and $6.7 million at April 1, 2000 and December 31, 1999, respectively.

         On September 29, 1999, Generac commenced an arbitration against GPSI, entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that GPSI has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties' contractual arrangements preclude GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that GPSI has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac is seeking (i) a declaration that GPSI has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin GPSI from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin GPSI from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and (v) to hold GPSI liable for compensatory and punitive damages resulting from GPSI's conduct. On October 19, 1999, GPSI responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give GPSI the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel.

         The arbitration hearing is scheduled to commence May 22, 2000. A decision is expected by mid-summer. The company does not believe the arbitration dispute discussed above will have an adverse effect on its relationship with GPSI under the OEM engine supply agreement.

5.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) totaled $(1,871) and $1,923 for the quarters ended April 1, 2000 and March 31, 1999, respectively. For the quarter ended April 1, 2000, total comprehensive income is comprised of a net loss of $(1,474) and accumulated other comprehensive loss of $(397). For the quarter ended March 31, 1999, total comprehensive income is comprised of net income of $2,825 and accumulated other comprehensive loss of $(902). Accumulated other comprehensive income and loss is comprised entirely of foreign currency translation adjustments.


6.       SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

         In connection with the Acquisition, Generac Portable Products, LLC and GPPW, Inc. ("GPPW") co-issued $110 million of 11 1/4% senior subordinated notes due 2006 (the "Notes") which are guaranteed by Generac Portable Products, Inc. While Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. The following unaudited condensed supplemental consolidating financial information as of April 1, 2000 and for the quarters ended April 1, 2000 and March 31, 1999, reflects the investments of Generac Portable Products, Inc., GPPW and GPPD, Inc. ("GPPD") in Generac Portable Products, LLC using the equity method. Generac Portable Products, Inc., GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac Portable Products, Inc., and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.

AS OF APRIL 1, 2000
===================

                                  GENERAC PORTABLE                                  GENERAC PORTABLE
                                   PRODUCTS, INC.         GPPW           GPPD         PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------         ----           ----         -------------     ------------    ------------
 Current assets                   $            -    $       152    $     2,885    $        145,122    $          -    $     148,159
 Investment in affiliates                120,373          6,456        122,654                   -        (249,483)               -
 Noncurrent assets                             -              -              -             241,002               -          241,002
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
                                  $      120,373    $     6,608    $   125,539    $        386,124    $   (249,483)   $     389,161
                                 ================  =============  =============  ==================  ==============  ===============

 Current liabilities              $            -    $        17    $       319    $         61,969    $          -    $      62,305
 Long-term debt                                -              -              -             205,570               -          205,570
 Other long-term obligations                   -            339          6,438               1,133               -            7,910
 Stockholders' equity                    120,373          6,252        118,782             117,452        (249,483)         113,376
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
                                  $      120,373    $     6,608    $   125,539    $        386,124    $   (249,483)   $     389,161
                                 ================  =============  =============  ==================  ==============  ===============

AS OF DECEMBER 31, 1999
=======================

                                  GENERAC PORTABLE                                  GENERAC PORTABLE
                                   PRODUCTS, INC.         GPPW           GPPD         PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------         ----           ----         -------------     ------------    ------------

 Current assets                   $            -    $        59    $     1,112    $        114,365    $          -    $     115,536
 Investment in affiliates                122,357          6,596        125,303                   -        (254,256)               -
 Noncurrent assets                             -              -              -             241,953               -          241,953
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
                                  $      122,357    $     6,655    $   126,415    $        356,318    $   (254,256)   $     357,489
                                 ================  =============  =============  ==================  ==============  ===============

 Current liabilities              $            -    $        23    $       425    $         54,468    $          -    $      54,916
 Long-term debt                                -              -              -             180,520               -          180,520
 Other long-term obligations                   -            286          5,431               1,089               -            6,806
 Stockholders' equity                    122,357          6,346        120,559             120,241        (254,256)         115,247
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
                                  $      122,357    $     6,655    $   126,415    $        356,318    $   (254,256)   $     357,489
                                 ================  =============  =============  ==================  ==============  ===============

FOR THE QUARTER ENDED APRIL 1, 2000
===================================

                                  GENERAC PORTABLE                                  GENERAC PORTABLE
                                   PRODUCTS, INC.         GPPW           GPPD         PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------         ----           ----         -------------     ------------    ------------
 Net sales                        $            -    $         -    $         -    $         73,052    $          -    $      73,052
 Gross profit                                  -              -              -              16,211               -           16,211
 Operating expenses                            -              -              -              13,171               -           13,171
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
 Operating income                              -              -              -               3,040               -            3,040
 Interest expense                              -              -              -               5,109               -            5,109
 Other expense (income), net                   -              -              -                 210               -              210
 Equity in earnings of affiliates         (1,474)          (114)        (2,165)                  -           3,753                -
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
 Loss before income taxes                 (1,474)          (114)        (2,165)             (2,279)          3,753           (2,279)
 Benefit for income taxes                      -            (40)          (765)                  -               -             (805)
                                 ----------------  -------------  -------------  ------------------  --------------  ---------------
 Net loss                         $       (1,474)   $       (74)   $    (1,400)   $         (2,279)   $      3,753    $      (1,474)
                                 ================  =============  =============  ==================  ==============  ===============

FOR THE QUARTER ENDED MARCH 31, 1999
====================================

                                  GENERAC PORTABLE                                  GENERAC PORTABLE
                                   PRODUCTS, INC.         GPPW           GPPD         PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------         ----           ----         -------------     ------------    ------------

 Net sales                        $              -    $        -    $        -    $         92,887    $          -    $      92,887
 Gross profit                                    -             -             -              24,157               -           24,157
 Operating expenses                              -             -             -              14,494               -           14,494
                                 ------------------  ------------  ------------  ------------------  --------------  ---------------
 Operating income                                -             -             -               9,663               -            9,663
 Interest expense                                -             -             -               5,096               -            5,096
 Other expense (income), net                     -             -             -                 218               -              218
 Equity in earnings of affiliates            2,825           217         4,132                   -          (7,174)               -
                                 ------------------  ------------  ------------  ------------------  --------------  ---------------
 Income before income taxes                  2,825           217         4,132               4,349          (7,174)           4,349
 Provision for income taxes                      -            76         1,448                   -               -            1,524
                                 ------------------  ------------  ------------  ------------------  --------------  ---------------
 Net income                       $          2,825    $      141    $    2,684    $          4,349    $     (7,174)   $       2,825
                                 ==================  ============  ============  ==================  ==============  ===============

7.       LONG-TERM DEBT OBLIGATIONS

         Effective May 10, 2000, the company amended its credit facility which, among other things, revised requirements relating to certain financial ratios and tests, including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization.


8.       SEGMENT INFORMATION

         Generac is a leader in the design, manufacture and sale of portable generators and pressure washers. Engineering, manufacturing, marketing and administrative resources are generally not product specific and Generac evaluates operating performance based upon the combined results of these product lines.

Information regarding Generac's geographic areas is summarized below:

                                                                    UNITED
                                                                    STATES         EUROPE        CONSOLIDATED
                                                                    ------         ------        ------------
Net sales - for the quarter ended April 1, 2000                     $66,471        $6,581            $ 73,052
Net sales - for the quarter ended March 31, 1999                     87,897         4,990              92,887
Long-lived assets - as of April 1, 2000                             238,551         2,451             241,002


         Generac sells primarily to large home center retailers. Two customers accounted for approximately 65% and 66% of net sales for quarters ended April 1, 2000 and March 31, 1999, respectively. Both customers individually comprise more than 10% of Generac's net sales. Accounts receivable from these two customers approximated $37,623 and $29,314 at April 1, 2000 and December 31, 1999, respectively.


9.       CHANGE IN INTERIM ACCOUNTING PERIODS

         During the quarter ended April 1, 2000, Generac changed its interim accounting period from a calendar quarter-end to a 13-week period. Consequently, the first quarter of 2000 covers the period from January 1, 2000 to April 1, 2000. Subsequent quarterly financial periods will also be 13 weeks. The company's fourth quarter-end and fiscal year-end will continue to be December 31, 2000. This change did not have a material effect on reported results for the quarter ended April 1, 2000, and the company does not believe that this change in interim accounting periods will have a material effect on its interim financial statements of future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the company's Form 10-K as filed with the SEC on March 29, 2000. This report on Form 10-Q includes forward-looking statements based on management's current expectations. Reference is made in particular to the description of the company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "believes," "intends," "estimates," "expects," and similar expressions. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other person assumes responsibility for the accuracy and completeness of such statements.

Overview

         Generac is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both consumer and commercial applications. Generac has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain. Generac sells primarily to large home center retailers throughout the United States, Canada and Europe. References to "Generac" or the "company" means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis and, as the context requires, Generac's Predecessor. The "Predecessor" refers to the Portable Products Division of GPSI.

         The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA, which represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges. EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating performance computed in accordance with generally accepted accounting principles or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or of the company's Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

                                                            (dollars - in millions)

                                                       For the                For the
                                                    Quarter Ended          Quarter Ended
                                                    April 1, 2000          March 31, 1999
                                                  -----------------     ------------------
 Net sales                                                     (unaudited)
          Domestic                                  $         66.5                 $ 87.9
          International                                        6.6                    5.0
                                                  -----------------     ------------------
 Total net sales                                              73.1                   92.9
 Gross profit                                                 16.2                   24.2
 Operating expenses                                           13.2                   14.5
 Operating income                                              3.0                    9.7
 Net income (loss)                                            (1.5)                   2.8
 EBITDA                                                        5.4                   11.6


         QUARTER ENDED APRIL 1, 2000 COMPARED TO THE QUARTER ENDED MARCH 31,
         1999

         Net sales. Net sales decreased $19.8 million or 21.3%, to $73.1 million for the quarter ended April 1, 2000 from $92.9 million for the quarter ended March 31, 1999.

         Domestic sales decreased $21.4 million, or 24.3%, to $66.5 million for the quarter ended April 1, 2000 from $87.9 million for the quarter ended March 31, 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from consumer concerns relating to possible Year 2000 power outages. These consumer concerns subsided during the quarter ended April 1, 2000, resulting in significant generator inventory levels at retail customer locations and consequently, a lower volume of customer orders for generators. The decrease in generator sales was partially offset by an increase in pressure washer sales due primarily to the introduction of pressure washer products at Sam's Club and an expanded pressure washer product offering at Sears.

         International sales increased $1.6 million, or 32.0%, to $6.6 million for the quarter ended April 1, 2000 from $5.0 million for the quarter ended March 31, 1999. This increase was reflective of increased generator sales to home center retailers in Germany and an increase in generator sales into Spain resulting primarily from the establishment of branch operations in Spain during July 1999.

         Gross profit. Gross profit decreased $8.0 million, or 33.1%, to $16.2 million for the quarter ended April 1, 2000 from $24.2 million for the quarter ended March 31, 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 22.2% for the quarter ended April 1, 2000 from 26.0% for the quarter ended March 31, 1999.

         Operating expenses. Operating expenses decreased $1.3 million, or 9.0%, to $13.2 million for the quarter ended April 1, 2000 from $14.5 million for the quarter ended March 31, 1999. The decrease was due primarily to decreases in selling and service expenses partially offset by an increase in general and administrative expenses. Selling and service expenses decreased due to decrease in selling and distribution costs that are impacted by sales volume. The increase in general and administrative expenses was primarily reflective of increased research and development expenditures relating to new product development and cost savings initiatives and an increase in costs incurred to support the company's new business software which was implemented during the last six months of 1999. As a percentage of sales, operating expenses increased to 18.1% for the quarter ended April 1, 2000 from 15.6% for the quarter ended March 31, 1999.

         Net income (loss). Net income decreased $4.3 million to a net loss of $1.5 million for the quarter ended April 1, 2000 from net income of $2.8 million for the quarter ended March 31, 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. As a percentage of sales, net income decreased to a net loss of (2.1)% for the quarter ended April 1, 2000 from net income of 3.0% for the quarter ended March 31, 1999.

         EBITDA. EBITDA decreased $6.2 million, or 53.4%, to $5.4 million for the quarter ended April 1, 2000 from $11.6 million for the quarter ended March 31, 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 7.4% for the quarter ended April 1, 2000 from 12.5% for the quarter ended March 31, 1999.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT APRIL 1, 2000

         To finance its capital expenditure program and fund its operational and liquidity needs, Generac has relied principally on cash flow generated from operations and borrowings under the $30.0 million revolving credit portion of the company's $115 million credit facility between it and its lenders, with Bankers Trust Company as administrative agent. Generac's principal uses of liquidity are to meet debt service requirements, finance its capital expenditures and provide working capital.

         At April 1, 2000, Generac had approximately $214.4 million of outstanding debt, including $110.0 million of senior notes payable, $102.7 million under its credit facility (including $27.1 million under the revolving credit portion) and $1.7 million under capital lease obligations. In addition, as of April 1, 2000, Generac had available cash of approximately $.8 million.

         Cash used in operating activities totaled $22.7 million in the first quarter of 2000 compared to cash used of approximately $15.1 million during the first quarter of 1999. The activity in operating cash flows during the quarter ended April 1, 2000 was primarily a result of the seasonal buildup of inventory to support increased pressure washer sales activity anticipated during the second quarter of 2000, higher levels of inventory for generators and related components resulting from low levels of customer orders and a decrease in other liabilities resulting primarily from the settlement of significant 1999 year-end sales incentives with the company's major customers. This increase was partially offset by other timing differences relating to supplier payments and customer receipts. Due to seasonal factors related to pressure washer sales, the company's level of receivables and inventory is typically highest during the first and second quarters of the year as compared to levels during the third and fourth quarters of the year.

         Capital expenditures totaled $1.8 million and $1.9 million for the quarters ended April 1, 2000 and March 31, 1999, respectively. The first quarter 2000 capital expenditures related primarily to new production machinery and costs incurred to update management information systems. Generac expects to spend approximately $1.2 million throughout the remainder of 2000 for various capital projects, including cost improvement and quality enhancement initiatives and updating management information systems. Generac spent approximately $.8 million and $.6 million on research and development during the quarters ended April 1, 2000 and March 31, 1999, respectively.

         Effective May 10, 2000, the company amended its credit facility which, among other things, revised requirements relating to certain financial ratios and tests, including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization.

         The company expects its principal sources of liquidity to be from its operating activities and funding from the revolving portion of the amended credit facility. Based upon the current level of operations and anticipated activities, Generac believes that future cash flow from operations, together with available borrowings under the amended credit facility will be adequate to meet Generac's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments for at least the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Generac is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rates and commodities. To reduce such risks, Generac selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of derivative financial instruments for trading purposes. There have been no material changes in the company's market risk exposures from the end of the fiscal year ended December 31, 1999 (as set forth in the company's Form 10-K as filed with the SEC on March 29, 2000) to April 1, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, Generac is subject to legal proceedings and other claims arising in the ordinary course of its business. Generac maintains insurance coverage against claims in the amount which it believes to be adequate. Generac believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition, the results of operations or cash flows.

         On September 29, 1999, Generac commenced an arbitration against GPSI, entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerns the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company has alleged that GPSI has improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the company's acquisition of the Portable Products Division of GPSI prohibits the company from manufacturing or selling those products. It is the company's position that the noncompete agreement does not preclude the company from manufacturing or selling those products to retailers and that the parties' contractual arrangements preclude GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers. The company also has alleged that GPSI has breached its obligations under a generator supply contract by refusing for nine months to negotiate a price for home standby stationary generators and to provide such generators to the company for resale and by selling those generators directly to the company's retail customers. Generac is seeking (i) a declaration that GPSI has breached its contractual obligations to the company, including the implied covenant of good faith and fair dealing; (ii) a declaration that Generac is free to manufacture and sell to retailers portable generators with an output level greater than ten kilowatts and home standby generators; (iii) to enjoin GPSI from taking actions which would delay or displace the company's efforts to market those products to retailers; (iv) to enjoin GPSI from engaging in the sale of home standby stationary generators to retailers, at least during the pendency of the generator supply contract; and
(v) to hold GPSI liable for compensatory and punitive damages resulting from GPSI's conduct. On October 19, 1999, GPSI responded to the company's claims by filing an Answering Statement denying the company's allegations and reiterating its position that the relevant agreements give GPSI the exclusive right to manufacture and sell home standby stationary generators and generators with an output level greater than ten kilowatts in any distribution channel.

          The arbitration hearing is scheduled to commence May 22, 2000. A decision is expected by mid-summer. The company does not believe the arbitration dispute discussed above will have an adverse effect on its relationship with GPSI under the OEM engine supply agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

      Exhibit                    Description
      -------                    -----------
      27.1                       Financial Data Schedule


(b) No current reports on Form 8-K were filed during the quarter ended April 1, 2000.

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


                                                     GENERAC PORTABLE PRODUCTS, INC.
                                                     (Registrant)

Date  May 11, 2000                            By     /s/   ERIC R. WILKINSON
                                                     ------------------------
                                                     Eric R. Wilkinson
                                                     PRESIDENT
                                                     (Authorized officer and principal financial officer)


                                                     GENERAC PORTABLE PRODUCTS, LLC
                                                     (Registrant)

Date  May 11, 2000                            By     /s/   DORRANCE J. NOONAN, JR
                                                     ----------------------------
                                                     Dorrance J. Noonan, Jr.
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date  May 11, 2000                            By     /s/  GARY J. LATO
                                                     -----------------
                                                     Gary J. Lato
                                                     CHIEF FINANCIAL OFFICER


                                                     GPPW, INC.
                                                     (Registrant)

Date  May 11, 2000                            By     /s/   FAITH ROSENFELD
                                                     ---------------------
                                                     Faith Rosenfeld
                                                     PRESIDENT
                                                     (Authorized officer and principal financial officer)