Form 10-Q
period 2000-07-01
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 2000-08-15
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

The number of shares of common stock of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of August 10, 2000 is as follows:

Generac Portable Products, Inc.                       8,500
GPPW, Inc.                                            1,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GENERAC PORTABLE PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000'S, EXCEPT SHARE DATA)


                                                                                                     July 1,          December 31,
                                                                                                      2000               1999
                                                                                                  -------------      -------------
ASSETS                                                                                             (Unaudited)
Current assets:
            Cash and cash equivalents                                                               $   1,447         $     384
            Accounts receivable (less allowances of $387 and $548, respectively)                       49,476            55,465
            Inventories                                                                                78,045            58,372
            Prepaid expenses and other current assets                                                   5,961             1,315
                                                                                                    ---------         ---------
                Total current assets                                                                  134,929           115,536

Property, plant and equipment, net                                                                     29,251            28,911
Intangible assets, net                                                                                204,486           206,229
Deferred financing costs                                                                                6,301             6,608
Other                                                                                                      15               205
                                                                                                    ---------         ---------
                Total assets                                                                        $ 374,982         $ 357,489
                                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Current portion of long-term debt                                                       $   8,195         $   8,869
            Trade accounts payable                                                                     33,719            23,793
            Accrued employee compensation, benefits and payroll withholdings                            2,420             3,263
            Other accrued liabilities                                                                  14,187            18,991
                                                                                                    ---------         ---------
                Total current liabilities                                                              58,521            54,916

Long-term debt obligations                                                                            195,316           180,520
Other long-term obligations                                                                             1,178             1,089
Deferred income taxes                                                                                   7,885             5,717

Commitments and contingencies (Note 4)

Stockholders' equity:
            Common stock, $.01 par value, 12,000 shares authorized; 8,500 shares
                issued and outstanding                                                                      1                 1
            Additional paid-in capital                                                                109,999           109,999
            Retained earnings                                                                          15,138            17,741
            Accumulated other comprehensive loss                                                       (1,398)             (836)
            Excess of purchase price over book value of net assets acquired
               from entities partially under common control                                           (11,658)          (11,658)
                                                                                                    ---------         ---------
                Total stockholders' equity                                                            112,082           115,247
                                                                                                    ---------         ---------
                Total liabilities and stockholders' equity                                          $ 374,982         $ 357,489
                                                                                                    =========         =========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                               (AMOUNTS IN $000'S)

                                                                              Quarter Ended                 Year-To-Date
                                                                     -----------------------------  -----------------------------
                                                                     July 1, 2000   June 30, 1999   July 1, 2000   June 30, 1999
                                                                     -------------   -------------  -------------   -------------
Net sales                                                             $  79,496       $ 105,563      $ 152,548       $ 198,450
Cost of sales                                                            63,088          76,868        119,929         145,598
                                                                      ---------       ---------      ---------       ---------
           Gross profit                                                  16,408          28,695         32,619          52,852
Operating expenses:
       Selling and service                                                9,359          12,489         18,886          23,641
       General and administrative                                         1,779           2,142          4,082           4,143
       Intangible asset amortization                                      1,353           1,341          2,694           2,682
                                                                      ---------       ---------      ---------       ---------
           Income from operations                                         3,917          12,723          6,957          22,386
Other expense:
       Interest expense                                                   5,356           5,309         10,465          10,405
       Deferred financing cost amortization                                 334             213            569             426
       Expenses from withdrawn common stock offering (Note 10)               --           1,160             --           1,160
       Other expense (income), net                                          (26)             44            (51)             49
                                                                      ---------       ---------      ---------       ---------
           Income (loss) before income taxes                             (1,747)          5,997         (4,026)         10,346
Provision (benefit) for income taxes                                       (618)          2,097         (1,423)          3,621
                                                                      ---------       ---------      ---------       ---------
           Net income (loss)                                          $  (1,129)      $   3,900      $  (2,603)      $   6,725
                                                                      =========       =========      =========       =========



The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                               (AMOUNTS IN $000'S)



                                                                                                       Year-To-Date
                                                                                                 -----------------------------
                                                                                                 July 1, 2000   June 30, 1999
                                                                                                 ------------   --------------
Operating activities:
        Net income (loss)                                                                         $ (2,603)      $  6,725
        Adjustments to reconcile net income (loss) to net cash used for operating activities
           Depreciation                                                                              1,972          1,213
           Amortization                                                                              3,263          3,108
           Deferred income taxes                                                                    (1,423)         1,512
           Loss on sale of fixed assets                                                                 --              4
           Increase (decrease) in cash due to changes in:
                   Accounts receivable                                                               5,606        (21,202)
                   Inventories                                                                     (19,874)       (17,581)
                   Other assets                                                                     (1,862)           143
                   Trade accounts payable                                                           10,108         19,351
                   Accrued liabilities                                                              (5,425)         6,165
                                                                                                  --------       --------
           Net cash used for operating activities                                                  (10,238)          (562)
                                                                                                  --------       --------

Investing activities:
       Capital expenditures                                                                         (2,464)        (6,546)
       Proceeds from sale of fixed assets                                                               --              7
                                                                                                  --------       --------
           Net cash used for investing activities                                                   (2,464)        (6,539)
                                                                                                  --------       --------
Financing activities:
       Net borrowings under revolving loan facility                                                 18,900         13,400
       Payments on other long-term debt obligations                                                 (4,778)        (4,910)
       Payment of deferred financing costs                                                            (262)          (247)
                                                                                                  --------       --------
           Net cash provided by financing activities                                                13,860          8,243
                                                                                                  --------       --------

Effect of exchange rate changes on cash                                                                (95)          (120)
                                                                                                  --------       --------

Net increase in cash and cash equivalents                                                            1,063          1,022

Cash and cash equivalents:
        Beginning of period                                                                       $    384       $  1,528
                                                                                                  --------       --------
        End of period                                                                             $  1,447       $  2,550
                                                                                                  ========       ========

Supplemental cash flow information:
       Cash paid for interest                                                                     $ 10,429       $ 11,086
                                                                                                  ========       ========
       Cash paid for taxes                                                                        $    139       $    790
                                                                                                  ========       ========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000
                 (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

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


2.       INVENTORIES

         Inventories consist of the following:

                                                July 1, 2000     December 31, 1999
                                               -------------     -----------------
         Raw materials and sub-assemblies         $43,004            $33,814
         Finished goods                            35,041             24,558
                                                  -------            -------
                                                  $78,045            $58,372
                                                  =======            =======


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

         In connection with the purchase by Generac Portable Products, LLC of substantially all of the assets of the Portable Products Division (the "Predecessor") of Generac Power Systems, Inc. ("GPSI"), formerly known as Generac Corporation, on July 9, 1998 (the "Acquisition"), Generac entered into an OEM engine supply agreement with GPSI to supply the company with the engine used in certain of Generac's pressure washers and portable generators. The engine supply agreement allows for Generac to make minimum purchases of engines from GPSI in each of the next nine years and gives Generac the right to increase the amount of purchases based upon forecasted requirements. This agreement is an exclusive arrangement related to such products subject to the minimum purchase requirements. As Generac maintains relationships with other major engine suppliers, management believes that the minimum purchase quantities and unit prices under this agreement will not have an adverse effect on Generac. Management also considers the provisions of the engine supply agreement to reflect arms-length terms. The following schedule reflects approximate purchases by Generac of GPSI product under this agreement and other components for the quarterly and year-to-date periods ended July 1, 2000 and June 30, 1999:

                                                          (in millions)
                                                  Purchases           Purchases
                                                  Under the           Of Other
                                                  Agreement          Components
                                                ---------------     ------------
 For the quarter ended July 1, 2000             $     2.8           $      -
 For the quarter ended June 30, 1999                  9.4                4.3
 Year-to-date July 1, 2000                            8.5                0.8
 Year-to-date June 30, 1999                          20.9                9.9

         Included in accounts payable are amounts due to GPSI of approximately $.9 million and $6.7 million at July 1, 2000 and December 31, 1999, respectively.

         On September 29, 1999, Generac commenced an arbitration against GPSI, entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerned the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company alleged that GPSI had improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It was the company's position that the noncompete agreement did not preclude the company from manufacturing or selling those products to retailers and that the parties'contractual arrangements precluded GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers.

         On May 18, 2000, the company and GPSI reached an agreement which amended and further clarified the original non-compete agreement between the two companies. The agreement provides that, among other things, the company has the right to manufacture and sell certain portable air-cooled generators and air-cooled home standby generators up to and including twenty kilowatts, GPSI is restricted from manufacturing any portable air-cooled generator below 12.5 kilowatts and the company will pay a 2% royalty to GPSI on sales of home standby stationary generators in excess of $15 million during the term of the agreement.

         The company capitalized costs incurred in conjunction with the development of the amended non-compete agreement approximating $702, and will amortize these costs over the remaining life of the non-compete agreement.


5.       COMPREHENSIVE INCOME (LOSS)

         Components of total comprehensive income (loss) for the periods ended July 1, 2000 and June 30, 1999, consist of the following:

                                                                           Accumulated                 Total
                                                      Net              Other Comprehensive         Comprehensive
                                                 Income (loss)            Income (loss)            Income (loss)
                                                -----------------   --------------------------  --------------------
 For the quarter ended July 1, 2000             $     (1,129)       $         (165)             $     (1,294)
 For the quarter ended June 30, 1999                   3,900                  (529)                    3,371
 Year-to-date July 1, 2000                            (2,603)                 (562)                   (3,165)
 Year-to-date June 30, 1999                            6,725                (1,431)                    5,294

         Accumulated other comprehensive income and loss is comprised entirely of foreign currency translation adjustments.

6.       SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

         In connection with the Acquisition, Generac Portable Products, LLC and GPPW, Inc. ("GPPW") co-issued $110 million of 11 1/4% senior subordinated notes due 2006 (the "Notes") which are guaranteed by Generac Portable Products, Inc. While Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. The following unaudited condensed supplemental consolidating financial information as of July 1, 2000 and December 31, 1999 and for the periods ended July 1, 2000 and June 30, 1999, reflects the investments of Generac Portable Products, Inc., GPPW and GPPD, Inc. ("GPPD") in Generac Portable Products, LLC using the equity method. Generac Portable Products, Inc., GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac Portable Products, Inc., and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.



AS OF JULY 1, 2000
------------------
                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Current assets                        $   5,095      $     238      $   4,524      $ 130,167       $  (5,095)      $ 134,929
Investment in affiliates                123,740          6,361        120,835             --        (250,936)             --
Noncurrent assets                         7,885             --             --        240,053          (7,885)        240,053
                                      ---------      ---------      ---------      ---------       ---------       ---------
                                      $ 136,720      $   6,599      $ 125,359      $ 370,220       $(263,916)      $ 374,982
                                      =========      =========      =========      =========       =========       =========

Current liabilities                   $   5,095      $      17      $     316      $  58,188       $  (5,095)      $  58,521
Long-term debt                               --             --             --        195,316              --         195,316
Other long-term obligations               7,885            394          7,491          1,178          (7,885)          9,063
Stockholders' equity                    123,740          6,188        117,552        115,538        (250,936)        112,082
                                      ---------      ---------      ---------      ---------       ---------       ---------
                                      $ 136,720      $   6,599      $ 125,359      $ 370,220       $(263,916)      $ 374,982
                                      =========      =========      =========      =========       =========       =========

AS OF DECEMBER 31, 1999
-----------------------
                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Current assets                        $   1,619      $      59      $   1,112      $ 114,365       $  (1,619)      $ 115,536
Investment in affiliates                126,905          6,596        125,303             --        (258,804)             --
Noncurrent assets                         5,717             --             --        241,953          (5,717)        241,953
                                      ---------      ---------      ---------      ---------       ---------       ---------
                                      $ 134,241      $   6,655      $ 126,415      $ 356,318       $(266,140)      $ 357,489
                                      =========      =========      =========      =========       =========       =========

Current liabilities                   $   1,619      $      23      $     425      $  54,468       $  (1,619)      $  54,916
Long-term debt                               --             --             --        180,520              --         180,520
Other long-term obligations               5,717            286          5,431          1,089          (5,717)          6,806
Stockholders' equity                    126,905          6,346        120,559        120,241        (258,804)        115,247
                                      ---------      ---------      ---------      ---------       ---------       ---------
                                      $ 134,241      $   6,655      $ 126,415      $ 356,318       $(266,140)      $ 357,489
                                      =========      =========      =========      =========       =========       =========

FOR THE QUARTER ENDED JULY 1, 2000
----------------------------------

                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Net sales                             $      --      $      --       $     --       $ 79,496       $      --       $  79,496
Gross profit                                 --             --             --         16,408              --          16,408
Operating expenses                           --             --             --         12,491              --          12,491
                                      ---------     ----------       --------       --------       ---------      ----------
Operating income                             --             --             --          3,917              --           3,917
Interest expense                             --             --             --          5,356              --           5,356
Other expense (income), net                  --             --             --            308              --             308
Equity in earnings of affiliates         (1,129)           (87)        (1,660)            --           2,876              --
                                      ---------     ----------       --------       --------       ---------      ----------
Loss before income taxes                 (1,129)           (87)        (1,660)        (1,747)          2,876          (1,747)
Benefit for income taxes                     --            (30)          (588)            --              --            (618)
                                      ---------     ----------       --------       --------       ---------      ----------
Net loss                              $  (1,129)    $      (57)      $ (1,072)      $ (1,747)      $   2,876      $   (1,129)
                                      =========     ==========       ========       ========       =========      ==========


FOR THE QUARTER ENDED JUNE 30, 1999
-----------------------------------

                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Net sales                             $     --      $       --       $     --       $105,563       $      --      $  105,563
Gross profit                                --              --             --         28,695              --          28,695
Operating expenses                          --              --             --         15,972              --          15,972
                                      --------       ---------       --------       --------       ---------      ----------
Operating income                            --              --             --         12,723              --          12,723
Interest expense                            --              --             --          5,309              --           5,309
Other expense (income), net                 --              --             --          1,417              --           1,417
Equity in earnings of affiliates         3,900             300          5,697             --          (9,897)             --
                                      --------       ---------       --------       --------       ---------      ----------
Income before income taxes               3,900             300          5,697          5,997          (9,897)          5,997
Provision for income taxes                  --             105          1,992             --              --           2,097
                                      --------       ---------       --------       --------       ---------      ----------
Net income                            $  3,900       $     195       $  3,705       $  5,997       $  (9,897)     $    3,900
                                      ========       =========       ========       ========       =========      ==========


YEAR-TO-DATE JULY 1, 2000
-------------------------
                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Net sales                             $      --      $      --       $     --       $152,548       $      --      $  152,548
Gross profit                                 --             --             --         32,619              --          32,619
Operating expenses                           --             --             --         25,662              --          25,662
                                      ---------      ---------       --------       --------       ---------      ----------
Operating income                             --             --             --          6,957              --           6,957
Interest expense                             --             --             --         10,465              --          10,465
Other expense (income), net                  --             --             --            518              --             518
Equity in earnings of affiliates         (2,603)          (201)        (3,825)            --           6,629              --
                                      ---------      ---------       --------       --------       ---------      ----------
Loss before income taxes                 (2,603)          (201)        (3,825)        (4,026)          6,629          (4,026)
Benefit for income taxes                     --            (71)        (1,352)            --              --          (1,423)
                                      ---------      ---------       --------       --------       ---------      ----------
Net loss                              $  (2,603)     $    (130)      $ (2,473)      $ (4,026)      $   6,629      $   (2,603)
                                      =========      =========       ========       ========       =========      ==========

YEAR-TO-DATE JUNE 30, 1999
--------------------------

                                  GENERAC PORTABLE                             GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD      PRODUCTS, LLC     ELIMINATIONS    CONSOLIDATED
                                   --------------    ---------      ---------  ----------------   ------------    ------------
Net sales                             $      --      $      --       $     --       $198,450       $      --      $  198,450
Gross profit                                 --             --             --         52,852              --          52,852
Operating expenses                           --             --             --         30,466              --          30,466
                                      ---------      ---------       --------       --------       ----------     ----------
Operating income                             --             --             --         22,386              --          22,386
Interest expense                             --             --             --         10,405              --          10,405
Other expense (income), net                  --             --             --          1,635              --           1,635
Equity in earnings of affiliates          6,725            517          9,829             --         (17,071)             --
                                      ---------      ---------       --------       --------       ---------      ----------
Income before income taxes                6,725            517          9,829         10,346         (17,071)         10,346
Provision for income taxes                   --            181          3,440             --              --           3,621
                                      ---------      ---------       --------       --------       ---------      ----------
Net income                            $   6,725      $     336       $  6,389       $ 10,346       $ (17,071)     $    6,725
                                      =========      =========       ========       ========       =========      ==========


7.       LONG-TERM DEBT OBLIGATIONS

         Effective May 10, 2000, the company amended its credit facility which, among other things, revised requirements relating to certain financial ratios and tests, including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization.

         Effective May 30, 2000, Generac obtained a commitment from The Beacon Group III - Focus Value Fund, L.P. (the "Fund"), its majority stockholder, to purchase up to $10 million of newly issued shares of convertible preferred stock of Generac. This commitment requires the Fund to purchase the preferred stock only upon Generac's election, which may occur at any point prior to October 15, 2000. If Generac chooses to issue the preferred stock, the proceeds from the Fund's purchase will be used to repay the principal of, and interest on, revolving indebtedness under Generac's credit facility.

         The Company anticipates that the decreased portable generator demand, discussed in "Management's Discussion and Analysis of Results of Operations" following later in this document, will continue into the third quarter 2000, which could result at the end of the third quarter 2000 in the company's non-compliance with certain financial performance covenants contained in the company's amended credit facility. Consequently, the company is currently discussing with its lenders revisions to these financial performance covenants, which would include changes to ratios and tests relating to maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization. Although the future non-compliance with financial performance covenants in the credit facility could allow the lenders to demand at the time immediate payment of all amounts outstanding under the credit facility, based upon discussions with its lenders to date, the company anticipates a satisfactory revision of these requirements before the end of October 2000.


8.       SEGMENT INFORMATION

         Generac is a leader in the design, manufacture and sale of portable generators and pressure washers. Engineering, manufacturing, marketing and administrative resources are generally not product specific and Generac evaluates operating performance based upon the combined results of these product lines.

Information regarding Generac's geographic areas is summarized below:

                                                                        UNITED
                                                                        STATES        EUROPE          CONSOLIDATED
                                                                       ---------     --------         -------------
 Net sales - for the quarter ended July 1, 2000                        $73,306       $ 6,190            $ 79,496
 Net sales - for the quarter ended June 30, 1999                        96,397         9,166             105,563
 Net sales - year-to-date July 1, 2000                                 139,777        12,771             152,548
 Net sales - year-to-date June 30, 1999                                184,294        14,156             198,450
 Long-lived assets - as of July 1, 2000                                237,739         2,314             240,053
 Long-lived assets - as of December 31, 1999                           239,448         2,505             241,953

         Generac sells primarily to large home center retailers. Three customers accounted for approximately 74% of net sales for the quarterly and year-to-date periods ended July 1, 2000. Each of these three customers individually comprised more than 10% of Generac's net sales for the respective periods. Accounts receivable from these three customers approximated $32,943 at July 1, 2000. Two customers accounted for approximately 61% and 63% of net sales for the quarterly and year-to-date periods ended June 30, 1999, respectively. Both customers individually comprised more than 10% of Generac's net sales for the respective periods. Accounts receivable from these two customers approximated $29,314 at December 31, 1999.


9.       CHANGE IN INTERIM ACCOUNTING PERIODS

         During the year-to-date period ended July 1, 2000, Generac changed its interim accounting period from a calendar quarter-end to a 13-week period. Consequently, the second quarter of 2000 covers the period from April 2, 2000 to July 1, 2000 and year-to-date 2000 covers the period from January 1, 2000 to July 1, 2000. Subsequent quarterly financial periods will also be 13 weeks. The company's fourth quarter-end and fiscal year-end will continue to be December 31, 2000. This change did not have a material effect on reported results for the quarter and year-to-date periods ended July 1, 2000, and the company does not believe that this change in interim accounting periods will have a material effect on its interim financial statements of future periods.


10.      STOCK SPLITS

         On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split. On June 9, 2000, the company effected a one for 1,486.25 reverse common stock split. All share information in these consolidated financial statements has been retroactively adjusted to reflect these stock splits.

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

RESULTS OF OPERATIONS

                                                                          (unaudited - in millions)


                                                         For the Quarter Ended                      Year-To-Date
                                                 -----------------------------------    ---------------------------------------
                                                  July 1, 2000        June 30, 1999       July 1, 2000         June 30, 1999
                                                 -------------        -------------     ------------------   ------------------
Net sales
         Domestic                                 $  73.3             $   96.4            $  139.8            $  184.3
         International                                6.2                  9.2                12.8                14.2
                                                  -------             --------            --------            --------
Total net sales                                      79.5                105.6               152.6               198.5
Gross profit                                         16.4                 28.7                32.6                52.9
Operating expenses                                   12.5                 16.0                25.7                30.5
Operating income                                      3.9                 12.7                 6.9                22.4
Net income (loss)                                    (1.1)                 3.9                (2.6)                6.7
EBITDA                                                6.3                 14.7                11.7                26.2


         QUARTER ENDED JULY 1, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

         Net sales. Net sales decreased $26.1 million or 24.7%, to $79.5 million for the quarter ended July 1, 2000 from $105.6 million for the quarter ended June 30, 1999.

         Domestic sales decreased $23.1 million, or 24.0%, to $73.3 million for the quarter ended July 1, 2000 from $96.4 million for the quarter ended June 30, 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from consumer concerns relating to possible Year 2000 power outages. These consumer concerns were not present during the quarter ended July 1, 2000, which combined with significant generator inventory levels at retail customer locations has resulted in a lower volume of customer orders for generators. The decrease in generator sales was partially offset by an increase in pressure washer sales due primarily to the introduction of pressure washer products at Sam's Club and an expanded pressure washer product offering at Sears.

         International sales decreased $3.0 million, or 32.6%, to $6.2 million for the quarter ended July 1, 2000 from $9.2 million for the quarter ended June 30, 1999. This decrease was primarily reflective of increased generator sales in 1999 by the company's branch in the United Kingdom to meet the demand of existing domestic customers as described above. This decrease in sales was partially offset by increased generator sales into Spain resulting primarily from the establishment of branch operations in Spain during July 1999.

         Gross profit. Gross profit decreased $12.3 million, or 42.9%, to $16.4 million for the quarter ended July 1, 2000 from $28.7 million for the quarter ended June 30, 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 20.6% for the quarter ended July 1, 2000 from 27.2% for the quarter ended June 30, 1999.

         Operating expenses. Operating expenses decreased $3.5 million, or 21.9%, to $12.5 million for the quarter ended July 1, 2000 from $16.0 million for the quarter ended June 30, 1999. The decrease was due primarily to decreases in both selling and service expenses and general and administrative expenses. Selling and service expenses decreased due to decreases in selling and distribution costs that are impacted by sales volume. The decrease in general and administrative expenses was primarily reflective of a decrease in costs incurred to support the company's new business software which was implemented during 1999 and headcount reductions made during 2000 to more appropriately match the company's sales volume. As a percentage of sales, operating expenses increased to 15.7% for the quarter ended July 1, 2000 from 15.2% for the quarter ended June 30, 1999.

         Net income (loss). Net income decreased $5.0 million to a net loss of $1.1 million for the quarter ended July 1, 2000 from net income of $3.9 million for the quarter ended June 30, 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. This decrease in net income was partially offset by approximately $1.2 million in costs incurred during 1999 in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income decreased to a net loss of (1.4)% for the quarter ended July 1, 2000 from net income of 3.7% for the quarter ended June 30, 1999.

         EBITDA. EBITDA decreased $8.4 million, or 57.1%, to $6.3 million for the quarter ended July 1, 2000 from $14.7 million for the quarter ended June 30, 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 7.9% for the quarter ended July 1, 2000 from 13.9% for the quarter ended June 30, 1999.


         YEAR-TO-DATE PERIOD ENDED JULY 1, 2000 COMPARED TO THE YEAR-TO-DATE PERIOD ENDED JUNE 30, 1999

         Net sales. Net sales decreased $45.9 million or 23.1%, to $152.6 million for the year-to-date period ended July 1, 2000 from $198.5 million for the year-to-date period ended June 30, 1999.

         Domestic sales decreased $44.5 million, or 24.1%, to $139.8 million for the year-to-date period ended July 1, 2000 from $184.3 million for the year-to-date period ended June 30, 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from consumer concerns relating to possible Year 2000 power outages. These consumer concerns were not present during the year-to-date period ended July 1, 2000, which combined with significant generator inventory levels at retail customer locations has resulted in a lower volume of customer orders for generators. The decrease in generator sales was partially offset by an increase in pressure washer sales due primarily to the introduction of pressure washer products at Sam's Club and an expanded pressure washer product offering at Sears.

         International sales decreased $1.4 million, or 9.9%, to $12.8 million for the year-to-date period ended July 1, 2000 from $14.2 million for the year-to-date period ended June 30, 1999. This decrease was primarily reflective of increased generator sales in 1999 by the company's branch in the United Kingdom to meet the demand of existing domestic customers as described above. This decrease in sales was partially offset by increased generator sales to home center retailers in Germany and an increase in generator sales into Spain resulting primarily from the establishment of branch operations in Spain during July 1999.

         Gross profit. Gross profit decreased $20.3 million, or 38.4%, to $32.6 million for the year-to-date period ended July 1, 2000 from $52.9 million for the year-to-date period ended June 30, 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 21.4% for the year-to-date period ended July 1, 2000 from 26.6% for the year-to-date period ended June 30, 1999.

         Operating expenses. Operating expenses decreased $4.8 million, or 15.7%, to $25.7 million for the year-to-date period ended July 1, 2000 from $30.5 million for the year-to-date period ended June 30, 1999. The decrease was due primarily to decreases in both selling and service expenses and general and administrative expenses. Selling and service expenses decreased due to decreases in selling and distribution costs that are impacted by sales volume. The decrease in general and administrative expenses was primarily reflective of a decrease in costs incurred to support the company's new business software which was implemented during 1999 and headcount reductions made during 2000 to more appropriately match the company's sales volume. As a percentage of sales, operating expenses increased to 16.8% for the year-to-date period ended July 1, 2000 from 15.4% for the year-to-date period ended June 30, 1999.

         Net income (loss). Net income decreased $9.3 million to a net loss of $2.6 million for the year-to-date period ended July 1, 2000 from net income of $6.7 million for the year-to-date period ended June 30, 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. This decrease in net income was partially offset by approximately $1.2 million in costs incurred during 1999 in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income decreased to a net loss of (1.7)% for the year-to-date period ended July 1, 2000 from net income of 3.4% for the year-to-date period ended June 30, 1999.

         EBITDA. EBITDA decreased $14.5 million, or 55.3%, to $11.7 million for the year-to-date period ended July 1, 2000 from $26.2 million for the year-to-date period ended June 30, 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 7.7% for the year-to-date period ended July 1, 2000 from 13.2% for the year-to-date period ended June 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT JULY 1, 2000

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

         Effective May 30, 2000, Generac obtained a commitment from The Beacon Group III - Focus Value Fund, L.P. (the "Fund"), its majority stockholder, to purchase up to $10 million of newly issued shares of convertible preferred stock of Generac. This commitment requires the Fund to purchase the preferred stock only upon Generac's election, which may occur at any point prior to October 15, 2000. If Generac chooses to issue the preferred stock, the proceeds from the Fund's purchase will be used to repay the principal of, and interest on, revolving indebtedness under Generac's credit facility.

         At July 1, 2000, Generac had approximately $203.5 million of outstanding debt, including $110.0 million of senior notes payable, $91.9 million under its credit facility (including $18.9 million under the revolving credit portion) and $1.6 million under capital lease obligations. In addition, as of July 1, 2000, Generac had available cash of approximately $1.4 million.

         Cash used in operating activities totaled $10.2 million during the year-to-date period ended July 1, 2000 compared to cash used of approximately $.6 million during the year-to-date period ended June 30, 1999. The activity in operating cash flows during the first two quarters of 2000 was primarily a result of the decreased net income, higher levels of inventory for generators and related components resulting from low levels of customer orders and a decrease in accrued liabilities resulting primarily from the settlement of significant 1999 year-end sales incentives with the company's major customers. This increase was partially offset by other timing differences relating to supplier payments and customer receipts. Due to seasonal factors related to pressure washer sales, the company's level of receivables and inventory is typically highest during the first and second quarters of the year as compared to levels during the third and fourth quarters of the year.

         Capital expenditures totaled $2.5 million and $6.5 million for the year-to-date periods ended July 1, 2000 and June 30, 1999, respectively. Capital expenditures during the first two quarters of 2000 related primarily to new production machinery and costs incurred to update management information systems. Generac expects to spend approximately $.5 million throughout the remainder of 2000 for various capital projects, including cost improvement and quality enhancement initiatives and updating management information systems. Generac spent approximately $1.4 million and $1.2 million on research and development during the year-to-date periods ended July 1, 2000 and June 30, 1999, respectively.

         Effective May 10, 2000, the company amended its credit facility which, among other things, revised requirements relating to certain financial ratios and tests, including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization.

         The Company anticipates that the decreased portable generator demand discussed previously will continue into the third quarter 2000, which could result at the end of the third quarter 2000 in the company's non-compliance with certain financial performance covenants contained in the company's amended credit facility. Consequently, the company is currently discussing with its lenders revisions to these financial performance covenants, which would include changes to ratios and tests relating to maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization. Although the future non-compliance with financial performance covenants in the credit facility could allow the lenders to demand at the time immediate payment of all amounts outstanding under the credit facility, based upon discussions with its lenders to date, the company anticipates a satisfactory revision of these requirements before the end of October 2000.

         The company expects its principal sources of liquidity to be from its operating activities and funding from the revolving portion of the amended credit facility. Furthermore, as discussed above, the company has the option to sell $10 million in preferred convertible stock if needed to support its liquidity needs. Based upon the current level of operations and anticipated activities, Generac believes that future cash flow from operations, together with available borrowings under the amended credit facility and proceeds from the sale of preferred securities will be adequate to meet Generac's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments for at least the next 12 months.


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

         On September 29, 1999, Generac commenced an arbitration against GPSI, entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerned the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. The company alleged that GPSI had improperly taken the position with both the company and the company's retail customers that a mutual agreement not to compete executed by the parties in connection with the Acquisition prohibits the company from manufacturing or selling those products. It was the company's position that the noncompete agreement did not preclude the company from manufacturing or selling those products to retailers and that the parties' contractual arrangements precluded GPSI from interfering with the company's rights to do so by, among other things, attempting to sell home standby stationary generators to retailers, including the company's retail customers.

         On May 18, 2000, the company and GPSI reached an agreement which amended and further clarified the original non-compete agreement between the two companies. The agreement provides that, among other things, the company has the right to manufacture and sell certain portable air-cooled generators and air-cooled home standby generators up to and including twenty kilowatts, GPSI is restricted from manufacturing any portable air-cooled generator below
12.5 kilowatts and the company will pay a 2% royalty to GPSI on sales of home standby stationary generators in excess of $15 million during the term of the agreement.

         The company capitalized costs incurred in conjunction with the development of the amended non-compete agreement approximating $702, and will amortize these costs over the remaining life of the non-compete agreement.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split. On June 9, 2000, the company effected a one for 1,486.25 reverse common stock split. All share information in these consolidated financial statements has been retroactively adjusted to reflect these stock splits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

            Exhibit                    Description
            -------                    -----------
             10.1 Third Amendment, dated as of May 10, 2000, to Credit Agreement dated July 9, 1998 among Generac Portable Products, LLC, Generac Portable Products, Inc., GPPW, Inc., various banks and Bankers Trust Company, as administrative agent.

             27.1             Financial Data Schedule




(b) No current reports on Form 8-K were filed during the quarter ended July 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   GENERAC PORTABLE PRODUCTS, INC.
                                   (Registrant)

Date  August 14, 2000          By  /s/   ERIC R. WILKINSON
                                   ---------------------------------------------
                                   Eric R. Wilkinson
                                   PRESIDENT
                                   (Authorized officer and principal financial
                                   officer)


                                   GENERAC PORTABLE PRODUCTS, LLC
                                   (Registrant)

Date  August 14, 2000          By  /s/   DORRANCE J. NOONAN, JR
                                   ---------------------------------------------
                                   Dorrance J. Noonan, Jr.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date  August 14, 2000          By  /s/  GARY J. LATO
                                   ---------------------------------------------
                                   Gary J. Lato
                                   CHIEF FINANCIAL OFFICER


                                   GPPW, INC.
                                   (Registrant)

Date  August 14, 2000          By  /s/   FAITH ROSENFELD
                                   ---------------------------------------------
                                   Faith Rosenfeld
                                   PRESIDENT
                                   (Authorized officer and principal financial
                                   officer)