Form 10-Q
period 2000-09-30
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 2000-11-13
CIK 1080892, 1080893, 1080894

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of November 10, 2000 is as follows:

Generac Portable Products, Inc.                            8,500
GPPW, Inc.                                                 1,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GENERAC PORTABLE PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN 000'S, EXCEPT SHARE DATA)



                                                                                     September 30,          December 31,
                                                                                             2000                1999
                                                                                     -------------          ------------
ASSETS                                                                                 (Unaudited)
Current assets:
            Cash and cash equivalents                                                        $ 143                 $ 384
            Accounts receivable (less allowances of $375 and $548, respectively)            29,565                55,465
            Inventories                                                                     68,750                58,372
            Prepaid expenses and other current assets                                        5,861                 1,315
                                                                                      ------------          ------------
                Total current assets                                                       104,319               115,536

Property, plant and equipment, net                                                          28,413                28,911
Intangible assets, net                                                                     203,115               206,229
Deferred financing costs                                                                     6,053                 6,608
Other                                                                                           15                   205
                                                                                      ------------          ------------
                Total assets                                                             $ 341,915             $ 357,489
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Current portion of long-term debt                                              $ 8,207               $ 8,869
            Trade accounts payable                                                           8,572                23,793
            Accrued employee compensation, benefits and payroll withholdings                 2,080                 3,263
            Other accrued liabilities                                                        9,250                18,991
                                                                                      ------------          ------------
                Total current liabilities                                                   28,109                54,916
Long-term debt obligations                                                                 199,860               180,520
Other long-term obligations                                                                  1,223                 1,089
Deferred income taxes                                                                        5,621                 5,717

Commitments and contingencies (Note 4)

Stockholders' equity:
            Common stock, $.01 par value, 12,000 shares authorized; 8,500 shares
                issued and outstanding                                                           1                     1
            Additional paid-in capital                                                     109,999               109,999
            Retained earnings                                                               10,933                17,741
            Accumulated other comprehensive loss                                            (2,173)                 (836)
            Excess of purchase price over book value of net assets acquired
               from entities partially under common control                                (11,658)              (11,658)
                                                                                      -------------      ----------------
                Total stockholders' equity                                                 107,102               115,247
                                                                                      -------------      ----------------
                Total liabilities and stockholders' equity                               $ 341,915             $ 357,489
                                                                                      =============      ================



The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                               (AMOUNTS IN $000'S)


                                                                   Quarter Ended September 30,  Year-To-Date September 30,
                                                                   ---------------------------  --------------------------
                                                                       2000           1999           2000           1999
                                                                   ----------    -----------    -----------     ----------
Net sales                                                           $  47,190      $  96,467      $ 199,738      $ 294,917
Cost of sales                                                          37,561         69,345        157,490        214,943
                                                                   ----------    -----------    -----------     ----------
           Gross profit                                                 9,629         27,122         42,248         79,974

Operating expenses:
       Selling and service                                              7,073         11,571         25,959         35,212
       General and administrative                                       1,958          2,499          6,040          6,642
       Intangible asset amortization                                    1,371          1,343          4,065          4,025
                                                                   ----------    -----------    -----------     ----------
           Income (loss) from operations                                 (773)        11,709          6,184         34,095

Other expense:
       Interest expense                                                 5,438          5,386         15,903         15,791
       Deferred financing cost amortization                               249            244            818            670
       Expenses from withdrawn common stock offering (Note 10)                             -              -          1,160
       Other expense (income), net                                          8            (22)           (43)            27
                                                                   ----------    -----------    -----------     ----------
           Income (loss) before income taxes                           (6,468)         6,101        (10,494)        16,447
Provision (benefit) for income taxes                                   (2,263)         2,135         (3,686)         5,756
                                                                   ----------    -----------    -----------     ----------
           Net income (loss)                                        $  (4,205)     $   3,966      $  (6,808)     $  10,691
                                                                   ==========    ===========    ===========     ==========


The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (AMOUNTS IN $000'S)



                                                                       Year-To-Date September 30,
                                                                      ----------------------------

                                                                           2000             1999
                                                                      -----------      -----------

Operating activities:
        Net income (loss)                                             $    (6,808)     $   10,691
        Adjustments to reconcile net income (loss) to net
        cash used for operating activities
           Depreciation                                                     3,003           1,985
           Amortization                                                     4,883           4,695
           Deferred income taxes                                           (3,686)          2,268
           Loss on sale of fixed assets                                         -               5
           Increase (decrease) in cash due to changes in:
                   Accounts receivable                                     25,196         (30,905)
                   Inventories                                            (11,030)        (17,467)
                   Other assets                                            (1,804)            169
                   Trade accounts payable                                 (14,936)         13,566
                   Accrued liabilities                                    (10,607)          6,715
                                                                      -----------      ----------
           Net cash used for operating activities                         (15,789)         (8,278)
                                                                      -----------      ----------

Investing activities:
       Capital expenditures                                                (2,738)        (10,983)
       Proceeds from sale of fixed assets                                       -              17
                                                                      -----------      ----------
           Net cash used for investing activities                          (2,738)        (10,966)
                                                                      -----------      ----------
Financing activities:
       Net borrowings under revolving loan facility                        25,500          26,300
       Payments on other long-term debt obligations                        (6,821)         (6,350)
       Payment of deferred financing costs                                   (262)           (333)
                                                                      -----------      ----------
           Net cash provided by financing activities                       18,417          19,617
                                                                      -----------      ----------
Effect of exchange rate changes on cash                                      (131)            (64)
                                                                      -----------      ----------
Net increase (decrease) in cash and cash equivalents                         (241)            309

Cash and cash equivalents:
        Beginning of period                                           $       384      $    1,528
                                                                      -----------      ----------
        End of period                                                 $       143      $    1,837
                                                                      ===========      ==========
Supplemental cash flow information:
       Cash paid for interest                                         $    18,974      $   19,644
                                                                      ===========      ==========
       Cash paid for taxes                                            $       280      $      860
                                                                      ===========      ==========

The accompanying notes are an integral part of the financial statements.

                         GENERAC PORTABLE PRODUCTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                 (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

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


2.       INVENTORIES

         Inventories consist of the following:

                                                                 September 30, 2000              December 31, 1999
                                                                 ------------------              -----------------
         Raw materials and sub-assemblies                             $ 36,617                        $ 33,814
         Finished goods                                                 32,133                          24,558
                                                                 ------------------              -----------------
                                                                      $ 68,750                        $ 58,372
                                                                 ==================              =================


3.       INCOME TAXES

         Generac recorded an income tax provision (benefit) by estimating the annual effective income tax rate and applying that rate to pretax income (loss).

4.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, Generac is involved in certain legal actions and claims. Management believes that such litigation and claims will be resolved without material adverse effect on Generac's financial position, results of operations or cash flows.

         On September 29, 1999, Generac commenced an arbitration against
Generac Power Systems, Inc. ("GPSI"), entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerned the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. On May 18, 2000, the company and GPSI reached an agreement which amended and further clarified the original non-compete agreement between the two companies. The agreement provides for, among other things, that the company has the right to manufacture and sell certain portable air-cooled generators and air-cooled home standby generators up to and including twenty kilowatts, that GPSI is restricted from manufacturing any portable air-cooled generator below 12.5 kilowatts and that the company will pay a 2% royalty on sales of home standby stationary generators in excess of $15 million during the term of the agreement to GPSI.

         The company capitalized costs incurred in conjunction with the development of the amended non-compete agreement approximating $702, and will amortize these costs over the remaining life of the non-compete agreement.

5.       COMPREHENSIVE INCOME (LOSS)

         Components of total comprehensive income (loss) for the periods ended September 30, 2000 and September 30, 1999, consist of the following.



                                                                        Accumulated             Total
                                                      Net           Other Comprehensive     Comprehensive
                                                   Income (loss)        Income (loss)        Income (loss)
                                                   -------------        -------------        -------------
 For the quarter ended September 30, 2000          $     (4,205)         $      (775)         $    (4,980)
 For the quarter ended September 30, 1999                 3,966                  620                4,586
 Year-to-date September 30, 2000                         (6,808)              (1,337)              (8,145)
 Year-to-date September 30, 1999                         10,691                 (811)               9,880



         Accumulated other comprehensive income and loss is comprised entirely of foreign currency translation adjustments.

6.       SEPARATE FINANCIAL INFORMATION OF CO-ISSUERS AND GUARANTOR OF THE NOTES

         In connection with the Acquisition, Generac Portable Products, LLC and GPPW, Inc. ("GPPW") co-issued $110 million of 11 1/4% senior subordinated notes due 2006 (the "Notes") which are guaranteed by Generac Portable Products, Inc. While Generac Portable Products, LLC and GPPW are jointly and severally liable for the obligations under the Notes, GPPW does not conduct any operations, or have any assets of any kind other than its investment in Generac Portable Products, LLC. The following unaudited condensed supplemental consolidating financial information as of September 30, 2000 and December 31, 1999 and for the periods ended September 30, 2000 and September 30, 1999, reflects the investments of Generac Portable Products, Inc., GPPW and GPPD, Inc. ("GPPD") in Generac Portable Products, LLC using the equity method. Generac Portable Products, Inc., GPPW and GPPD are dependent upon Generac Portable Products, LLC for cash flows to fund their income tax liabilities arising from their respective investments. GPPW and GPPD are wholly-owned subsidiaries of Generac Portable Products, Inc., and GPPW and GPPD hold a 5% and 95% ownership interest in Generac Portable Products, LLC, respectively.


AS OF SEPTEMBER 30, 2000
                              GENERAC PORTABLE                        GENERAC PORTABLE
                               PRODUCTS, INC.    GPPW         GPPD      PRODUCTS, LLC   ELIMINATIONS   CONSOLIDATED
                               --------------    ----         ----      -------------   ------------   ------------

Current assets                  $   5,048     $     238     $   4,523     $  99,558      $  (5,048)     $ 104,319
Investment in affiliates          118,760         5,996       113,911          --         (238,667)          --
Noncurrent assets                   5,621          --            --         237,596         (5,621)       237,596
                                ---------     ---------     ---------     ---------      ---------      ---------
                                $ 129,429     $   6,234     $ 118,434     $ 337,154      $(249,336)     $ 341,915
                                =========     =========     =========     =========      =========      =========

Current liabilities             $   5,048     $      14     $     273     $  27,822      $  (5,048)     $  28,109
Long-term debt                       --            --            --         199,860           --          199,860
Other long-term obligations         5,621           281         5,340         1,223         (5,621)         6,844
Stockholders' equity              118,760         5,939       112,821       108,249       (238,667)       107,102
                                ---------     ---------     ---------     ---------      ---------      ---------
                                $ 129,429     $   6,234     $ 118,434     $ 337,154      $(249,336)     $ 341,915
                                =========     =========     =========     =========      =========      =========

AS OF DECEMBER 31, 1999
                              GENERAC PORTABLE                          GENERAC PORTABLE
                               PRODUCTS, INC.    GPPW          GPPD      PRODUCTS, LLC   ELIMINATIONS  CONSOLIDATED
                               --------------    ----          ----      -------------   ------------  ------------
Current assets                  $   1,619     $      59     $   1,112     $ 114,365      $  (1,619)     $ 115,536
Investment in affiliates          126,905         6,596       125,303          --         (258,804)          --
Noncurrent assets                   5,717          --            --         241,953         (5,717)       241,953
                                ---------     ---------     ---------     ---------      ---------      ---------
                                $ 134,241     $   6,655     $ 126,415     $ 356,318      $(266,140)     $ 357,489
                                =========     =========     =========     =========      =========      =========

Current liabilities             $   1,619     $      23     $     425     $  54,468      $  (1,619)     $  54,916
Long-term debt                       --            --            --         180,520           --          180,520
Other long-term obligations         5,717           286         5,431         1,089         (5,717)         6,806
Stockholders' equity              126,905         6,346       120,559       120,241       (258,804)       115,247
                                ---------     ---------     ---------     ---------      ---------      ---------
                                $ 134,241     $   6,655     $ 126,415     $ 356,318      $(266,140)     $ 357,489
                                =========     =========     =========     =========      =========      =========

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                GENERAC PORTABLE                               GENERAC PORTABLE
                                  PRODUCTS, INC.     GPPW           GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  --------------     ----           ----         -------------      ------------     ------------

 Net sales                         $          -  $           -  $           -  $            47,190  $            -  $        47,190
 Gross profit                                 -              -              -                9,629               -            9,629
 Operating expenses                           -              -              -               10,402               -           10,402
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Operating income                             -              -              -                 (773)              -             (773)
 Interest expense                             -              -              -                5,687               -            5,687
 Other expense (income), net                  -              -              -                    8               -                8
 Equity in earnings of affiliates        (4,205)          (323)        (6,145)                   -          10,673                -
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Loss before income taxes                (4,205)          (323)        (6,145)              (6,468)         10,673           (6,468)
 Benefit for income taxes                     -           (113)        (2,150)                   -               -           (2,263)
                                  -------------  -------------  -------------  -------------------  --------------  ---------------
 Net loss                         $      (4,205) $        (210) $      (3,995) $            (6,468) $       10,673  $        (4,205)
                                  =============  =============  =============  ===================  ==============  ===============
FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                 GENERAC PORTABLE                                GENERAC PORTABLE
                                   PRODUCTS, INC.      GPPW           GPPD         PRODUCTS, LLC      ELIMINATIONS    CONSOLIDATED
                                   --------------      ----           ----         -------------      ------------    ------------
 Net sales                        $           -  $           -  $           -  $            96,467  $            -  $        96,467
 Gross profit                                 -              -              -               27,122               -           27,122
 Operating expenses                           -              -              -               15,413               -           15,413
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Operating income                             -              -              -               11,709               -           11,709
 Interest expense                             -              -              -                5,630               -            5,630
 Other expense (income), net                  -              -              -                  (22)              -              (22)
 Equity in earnings of affiliates         3,966            305          5,796                    -         (10,067)               -
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Income before income taxes               3,966            305          5,796                6,101         (10,067)           6,101
 Provision for income taxes                   -            106          2,029                    -               -            2,135
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Net income                        $      3,966  $         199  $       3,767  $             6,101  $      (10,067) $         3,966
                                   ============  =============  =============  ===================  ==============  ===============

YEAR-TO-DATE SEPTEMBER 30, 2000
                                 GENERAC PORTABLE                              GENERAC PORTABLE
                                  PRODUCTS, INC.     GPPW           GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                  --------------     ----           ----         -------------      ------------     ------------
 Net sales                         $          -  $           -  $           -  $           199,738  $            -  $       199,738
 Gross profit                                 -              -              -               42,248               -           42,248
 Operating expenses                           -              -              -               36,064               -           36,064
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Operating income                             -              -              -                6,184               -            6,184
 Interest expense                             -              -              -               16,721               -           16,721
 Other expense (income), net                  -              -              -                  (43)              -              (43)
 Equity in earnings of affiliates        (6,808)          (525)        (9,969)                   -          17,302                -
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Loss before income taxes                (6,808)          (525)        (9,969)             (10,494)         17,302          (10,494)
 Benefit for income taxes                     -           (185)        (3,501)                   -               -           (3,686)
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Net loss                          $     (6,808) $        (340) $      (6,468) $           (10,494) $       17,302  $        (6,808)
                                   ============  =============  =============  ===================  ==============  ===============
YEAR-TO-DATE SEPTEMBER 30, 1999
                                  GENERAC PORTABLE                              GENERAC PORTABLE
                                   PRODUCTS, INC.     GPPW           GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                                   --------------     ----           ----         -------------      ------------     ------------
 Net sales                         $          -  $           -  $           -  $           294,917  $            -  $       294,917
 Gross profit                                 -              -              -               79,974               -           79,974
 Operating expenses                           -              -              -               45,879               -           45,879
                                   ------------  -------------  -------------  -------------------  --------------  ---------------
 Operating income                             -              -              -               34,095               -           34,095
 Interest expense                             -              -              -               16,461               -           16,461
 Other expense (income), net                  -              -              -                1,187               -            1,187
 Equity in earnings of affiliates        10,691            822         15,625                    -         (27,138)               -
                                   ------------  -------------  -------------  -------------------  -------------- ----------------
 Income before income taxes              10,691            822         15,625               16,447         (27,138)          16,447
 Provision for income taxes                   -            287          5,469                    -               -            5,756
                                   ------------  -------------  -------------  -------------------  -------------- ----------------
 Net income                        $     10,691  $         535  $      10,156  $            16,447  $      (27,138)$         10,691
                                   ============  =============  =============  ===================  ============== ================


7.       LONG-TERM DEBT OBLIGATIONS

         On October 18, 2000, Generac obtained a commitment from The Beacon Group III - focus Value Fund, L.P. (the "Fund"), its majority stockholder, under what the Fund or a designee of the Fund, or both, will purchase a unit consisting of a newly issued senior zero coupon note due July 1, 2006 and a warrant to purchase 340 shares of the common stock of Generac in exchange for an aggregate of $15 million in cash. The proceeds from the sale of this unit, if consummated, will be used by Generac to repay the principal of, and interest on, revolving indebtedness, and for general corporate purposes. This commitment requires the Fund to purchase the unit on November 20, 2000 or such other date as is mutually agreed to by the Fund, Generac, and Generac's lenders under its credit facility.

         Effective October 30, 2000, the company amended its credit facility which, among other things, waived existing financial covenant violations at September 30, 2000 and revised requirements relating to certain financial ratios and tests for periods through December 31, 2001 including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization. The amendment requires Generac to sell to the Fund the unit described above generating net cash proceeds of $15 million by no later than November 20, 2000, the proceeds of which shall be applied to repay outstanding revolving indebtedness. Additionally, the amendment provides certain limits on the amount of outstanding revolving loans through March 31, 2001. While management believes that the Company will be able to comply with the revised financial ratios and tests included in the amended credit facility during the next twelve months, it is at least reasonably possible that the Company will not satisfy one or more of such requirements. In such event, the Company would need to again request the lenders to waive compliance with any related covenants in order to avoid an acceleration of amounts outstanding under the credit facility. Management believes that they would be able to successfully negotiate additional waivers or further amendments to the credit facility with its lenders, if necessary.

8.       SEGMENT INFORMATION

         Generac is a leader in the design, manufacture and sale of portable generators and pressure washers. Engineering, manufacturing, marketing and administrative resources are generally not product specific and Generac evaluates operating performance based upon the combined results of these product lines.

Information regarding Generac's geographic areas is summarized below:




                                                                           United
                                                                           States         Europe         Consolidated
                                                                           ------         ------         ------------

 Net sales - for the quarter ended September 30, 2000                     $ 42,379       $ 4,811             $ 47,190
 Net sales - for the quarter ended September 30, 1999                       83,939        12,528               96,467
 Net sales - year-to-date September 30, 2000                               182,156        17,582              199,738
 Net sales - year-to-date September 30, 1999                               268,233        26,684              294,917
 Long-lived assets - as of September 30, 2000                              235,401         2,195              237,596
 Long-lived assets - as of December 31, 1999                               239,448         2,505              241,953

         Generac sells primarily to large home center retailers. Two customers accounted for approximately 62% of net sales for the quarterly and year-to-date periods ended September 30, 2000 and 61% and 62% of net sales for the quarterly and year-to-date periods ended September 30, 1999, respectively. Both customers individually comprised more than 10% of Generac's net sales for the respective periods. Accounts receivable from these two customers approximated $16,226 and $29,314 at September 30, 2000 and December 31, 1999, respectively.

         Generac purchases its materials from a broad supplier base. Three suppliers accounted for approximately 44% and 43% of purchases for the quarterly and year-to-date periods ended September 30, 2000, respectively. Accounts payable to these three suppliers approximated $1,444 at September 30, 2000. Two suppliers accounted for approximately 44% and 43% of purchases for the quarterly and year-to-date periods ended September 30, 1999, respectively. Accounts payable to these two suppliers approximated $7,049 at December 31, 1999. Each of these suppliers individually comprised more than 10% of Generac's purchases for the respective periods.

9.       CHANGE IN INTERIM ACCOUNTING PERIODS

         During the year-to-date period ended September 30, 2000, Generac changed its interim accounting period from a calendar quarter-end to a 13-week period. The change was made by Generac to achieve standard interim period cutoff dates. Consequently, the third quarter of 2000 covers the period from July 2, 2000 to September 30, 2000 and year-to-date 2000 covers the period from January 1, 2000 to September 30, 2000. Subsequent quarterly financial periods will also be 13 weeks. The company's fourth quarter-end and fiscal year-end will continue to be December 31, 2000. This change did not have a material effect on reported results for the quarter and year-to-date periods ended September 30, 2000, and the company does not believe that this change in interim accounting periods will have a material effect on its interim financial statements of future periods.

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

OVERVIEW

         Generac is a leader in the design, manufacture and sale of portable generators and pressure washers for use in both consumer and commercial applications. Generac has domestic operations located in Jefferson, Wisconsin and branch operations in the United Kingdom, Germany and Spain. Generac sells primarily to large home center retailers throughout the United States, Canada and Europe. References to "Generac" or the "company" in this Item 2 means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis and, as the context requires, Generac's Predecessor. The "Predecessor" refers to the Portable Products Division of GPSI.

         The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA, which represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges. EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating performance computed in accordance with generally accepted accounting principles or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or of the Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this document.

RESULTS OF OPERATIONS

                                                         (unaudited - in millions)

                                             For the Quarter                  Year-To-Date
                                            Ended September 30,               September 30,
                                         -----------------------        ------------------------
                                            2000          1999             2000          1999
                                         ----------    ---------        ----------    ----------
 Net sales
          Domestic                       $ 42.4        $   83.9         $ 182.1       $   268.2
          International                     4.8            12.5            17.6            26.7
                                         ----------    ---------        ----------    ----------
 Total net sales                           47.2            96.4           199.7           294.9
 Gross profit                               9.6            27.1            42.2            80.0
 Operating expenses                        10.4            15.4            36.0            45.9
 Operating income (loss)                   (0.8)           11.7             6.2            34.1
 Net income (loss)                         (4.2)            4.0            (6.8)           10.7
 EBITDA                                     1.6            13.8            13.3            40.0




         QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

         Net sales. Net sales decreased $49.2 million or 51.0%, to $47.2 million for the quarter ended September 30, 2000 from $96.4 million for the quarter ended September 30, 1999.

         Domestic sales decreased $41.5 million, or 49.5%, to $42.4 million for the quarter ended September 30, 2000 from $83.9 million for the quarter ended September 30, 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from higher than normal levels of tropical storm and severe weather activity creating power outages, and from consumer concerns relating to possible Year 2000 power outages. These levels of weather activity and consumer concerns related to Year 2000 were not present during the quarter ended September 30, 2000, which, combined with higher than normal generator inventory levels at retail customer locations, has resulted in a lower volume of customer orders for generators. The decrease in generator sales was minimally offset by an increase in pressure washer sales due primarily to new retail product placements at Sam's Club and Menards, and an expanded pressure washer product offering at Sears.

         International sales decreased $7.7 million, or 61.6%, to $4.8 million for the quarter ended September 30, 2000 from $12.5 million for the quarter ended September 30, 1999. This decrease was primarily reflective of increased generator sales in 1999 by the company's branch in the United Kingdom to meet the strong demand of existing domestic customers as described above.

         Gross profit. Gross profit decreased $17.5 million, or 64.6%, to $9.6 million for the quarter ended September 30, 2000 from $27.1 million for the quarter ended September 30, 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 20.3% for the quarter ended September 30, 2000 from 28.1% for the quarter ended September 30, 1999.

         Operating expenses. Operating expenses decreased $5.0 million, or 32.5%, to $10.4 million for the quarter ended September 30, 2000 from $15.4 million for the quarter ended September 30, 1999. The decrease was due primarily to decreases in both selling and service expenses and general and administrative expenses. Selling and service expenses decreased due to decreases in selling and distribution costs that are impacted by sales volume. The decrease in general and administrative expenses was primarily reflective of a decrease in costs incurred to support the company's new business software which was implemented during 1999 and headcount reductions made during 2000 to more appropriately match the company's sales volume. As a percentage of sales, operating expenses increased to 22.0% for the quarter ended September 30, 2000 from 16.0% for the quarter ended September 30, 1999.

         Net income (loss). Net income decreased $8.2 million to a net loss of $4.2 million for the quarter ended September 30, 2000 from net income of $4.0 million for the quarter ended September 30, 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. As a percentage of sales, net income decreased to a net loss of (8.9)% for the quarter ended September 30, 2000 from net income of 4.1% for the quarter ended September 30, 1999.

         EBITDA. EBITDA decreased $12.2 million, or 88.4%, to $1.6 million for the quarter ended September 30, 2000 from $13.8 million for the quarter ended September 30, 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 3.4% for the quarter ended September 30, 2000 from 14.3% for the quarter ended September 30, 1999.


         YEAR-TO-DATE PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR-TO-DATE PERIOD ENDED SEPTEMBER 30, 1999

         Net sales. Net sales decreased $95.2 million or 32.3%, to $199.7 million for the year-to-date period ended September 30, 2000 from $294.9 million for the year-to-date period ended September 30, 1999.

         Domestic sales decreased $86.1 million, or 32.1%, to $182.1 million for the year-to-date period ended September 30, 2000 from $268.2 million for the year-to-date period ended September 30, 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from consumer concerns relating to possible Year 2000 power outages. These consumer concerns were not present during the year-to-date period ended September 30, 2000, which combined with higher than normal generator inventory levels at retail customer locations has resulted in a lower volume of customer orders for generators. Furthermore, the lack of tropical storms and weather events in 2000 as compared to 1999 adversely effected generator demand. The decrease in generator sales was partially offset by an increase in pressure washer sales due primarily to the introduction of pressure washer products at Sam's Club and Menards, and an expanded pressure washer product offering at Sears.

         International sales decreased $9.1 million, or 34.1%, to $17.6 million for the year-to-date period ended September 30, 2000 from $26.7 million for the year-to-date period ended September 30, 1999. This decrease was primarily reflective of increased generator sales in 1999 by the company's branch in the United Kingdom to meet the strong demand of existing domestic customers as described above. This decrease in sales was partially offset by increased generator sales to home center retailers in Germany and an increase in generator sales into Spain resulting primarily from the establishment of branch operations in Spain during July 1999.

         Gross profit. Gross profit decreased $37.8 million, or 47.3%, to $42.2 million for the year-to-date period ended September 30, 2000 from $80.0 million for the year-to-date period ended September 30, 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 21.1% for the year-to-date period ended September 30, 2000 from 27.1% for the year-to-date period ended September 30, 1999.

         Operating expenses. Operating expenses decreased $9.9 million, or 21.6%, to $36.0 million for the year-to-date period ended September 30, 2000 from $45.9 million for the year-to-date period ended September 30, 1999. The decrease was due primarily to decreases in both selling and service expenses and general and administrative expenses. Selling and service expenses decreased due to decreases in selling and distribution costs that are impacted by sales volume. The decrease in general and administrative expenses was primarily reflective of a decrease in costs incurred to support the company's new business software which was implemented during 1999 and headcount reductions made during 2000 to more appropriately match the company's sales volume. As a percentage of sales, operating expenses increased to 18.0% for the year-to-date period ended September 30, 2000 from 15.6% for the year-to-date period ended September 30, 1999.

         Net income (loss). Net income decreased $17.5 million to a net loss of $6.8 million for the year-to-date period ended September 30, 2000 from net income of $10.7 million for the year-to-date period ended September 30, 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. This decrease in net income was partially offset by approximately $1.2 million in costs incurred during 1999 in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income decreased to a net loss of (3.4)% for the year-to-date period ended September 30, 2000 from net income of 3.6% for the year-to-date period ended September 30, 1999.

         EBITDA. EBITDA decreased $26.7 million, or 66.8%, to $13.3 million for the year-to-date period ended September 30, 2000 from $40.0 million for the year-to-date period ended September 30, 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 6.7% for the year-to-date period ended September 30, 2000 from 13.6% for the year-to-date period ended September 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2000

         To finance its capital expenditure program and fund its operational and liquidity needs. Generac has relied principally on cash flow generated from operations and borrowings under the $30.0 million revolving credit portion of the company's $115 million credit facility between it and its lenders, with Bankers Trust Company as administrative agent. Generac's principal uses of liquidity are to meet debt service requirements, finance its capital expenditures and provide working capital.

         On October 18, 2000, Generac obtained a commitment from The Beacon Group III - focus Value Fund, L.P. (the "Fund"), its majority stockholder, under what the Fund or a designee of the Fund, or both, will purchase a unit consisting of a newly issued senior zero coupon note due July 1, 2006 and a warrant to purchase 340 shares of the common stock of Generac in exchange for an aggregate of $15 million in cash. The proceeds from the sale of this unit, if consummated, will be used by Generac to repay the principal of, and interest on, revolving indebtedness, and for general corporate purposes. This commitment requires the Fund to purchase the unit on November 20, 2000 or such other date as is mutually agreed to by the Fund, Generac, and Generac's lenders under its credit facility.

         At September 30, 2000, Generac had approximately $208.1 million of outstanding debt, including $110.0 million of senior notes payable, $96.6 million under its credit facility (including $25.5 million under the revolving credit portion) and $1.5 million under capital lease obligations.

         Cash used in operating activities totaled $15.8 million during the year-to-date period ended September 30, 2000 compared to cash used of approximately $8.3 million during the year-to-date period ended September 30, 1999. The activity in operating cash flows during the first three quarters of 2000 was primarily a result of the decreased net income, higher levels of inventory for generators and related components resulting from low levels of customer orders and a decrease in accrued liabilities resulting primarily from the settlement of significant 1999 year-end sales incentives with the company's major customers. This decrease was partially offset by other timing differences relating to supplier payments and customer receipts. Activity in operating cash flows for the first three quarters of 1999 related primarily to an increase in accounts receivable during that period.

         Capital expenditures totaled $2.7 million and $11.0 million for the year-to-date periods ended September 30, 2000 and September 30, 1999, respectively. Capital expenditures during the first three quarters of 2000 related primarily to production machinery and costs incurred to update management information systems. Generac expects to spend approximately $.3 million throughout the remainder of 2000 for various capital projects, including cost improvement and quality enhancement initiatives. Generac spent approximately $2.0 million on research and development during the year-to-date periods ended September 30, 2000 and September 30, 1999, respectively.

         Effective October 30, 2000, the company amended its credit facility which, among other things, waived existing financial covenant violations at September 30, 2000 and revised requirements relating to certain financial ratios and tests for periods through December 31, 2001 including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization. The amendment requires Generac to sell to the Fund the unit described above generating net cash proceeds of $15 million by no later than November 20, 2000, the proceeds of which shall be applied to repay outstanding revolving indebtedness. Additionally, the amendment provides certain limits on the amount of outstanding revolving loans through March 31, 2001. While management believes that the company will be able to comply with the revised financial ratios and tests included in the amended credit facility during the next twelve months, it is at least reasonably possible that the company will not satisfy one or more of such requirements. In such event, the company would need to again request the lenders to waive compliance with any related covenants in order to avoid an acceleration of amounts outstanding under the credit facility. Management believes that they would be able to successfully negotiate additional waivers or further amendments to the credit facility with its lenders, if necessary.

         The company expects its principal sources of liquidity to be from its operating activities, funding from the revolving portion of the amended credit facility and the $15 million senior notes discussed above. Based upon the current level of operations and anticipated activities, Generac believes that future cash flow from operations, together with available borrowings under the amended credit facility and proceeds from the issuance of the senior notes will be adequate to meet Generac's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Generac is exposed to market risk from changes in interest rates and, to a lesser extent, foreign exchange rates and commodities. To reduce such risks, Generac selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of derivative financial instruments for trading purposes. There have been no material changes in the company's market risk exposures from the end of the fiscal year ended December 31, 1999 (as set forth in the company's Form 10-K as filed with the SEC on March 29, 2000) to September 30, 2000.

ITEM 4. FUTURE ACCOUNTING CHANGES

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

         On September 29, 1999, Generac commenced an arbitration against
Generac Power Systems, Inc. ("GPSI"), entitled In the Matter of An Arbitration Between Generac Portable Products, Inc. and Generac Power Systems, Inc., formerly known as Generac Corporation, under the auspices of the American Arbitration Association in Milwaukee, Wisconsin. The dispute concerned the respective rights of the company and GPSI to manufacture and sell in the retail market portable generators with an output level greater than ten kilowatts and home standby stationary generators. On May 18, 2000, the company and GPSI reached an agreement which amended and further clarified the original non-compete agreement between the two companies. The agreement provides for, among other things, that the company has the right to manufacture and sell certain portable air-cooled generators and air-cooled home standby generators up to and including twenty kilowatts, that GPSI is restricted from manufacturing any portable air-cooled generator below 12.5 kilowatts and that the company will pay a 2% royalty on sales of home standby stationary generators in excess of $15 million during the term of the agreement to GPSI.

         The company capitalized costs incurred in conjunction with the development of the amended non-compete agreement approximating $702, and will amortize these costs over the remaining life of the non-compete agreement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1,189 for one common stock split. On June 9, 2000, the company effected a one for 1,486.25 reverse common stock split. All share information in these consolidated financial statements has been retroactively adjusted to reflect these stock splits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit                    Description

          27.1                      Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                           GENERAC PORTABLE PRODUCTS, INC.
                                           (Registrant)


Date  November 13, 2000             By     /s/   ERIC R. WILKINSON
                                           -------------------------------------
                                           Eric R. Wilkinson
                                           PRESIDENT
                                           (Authorized officer and principal
                                           financial officer)


                                           GENERAC PORTABLE PRODUCTS, LLC
                                           (Registrant)

Date  November 13, 2000             By     /s/   DORRANCE J. NOONAN, JR
                                           -------------------------------------
                                           Dorrance J. Noonan, Jr.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date  November 13, 2000             By     /s/  GARY J. LATO
                                           -------------------------------------
                                           Gary J. Lato
                                           CHIEF FINANCIAL OFFICER


                                           GPPW, INC.
                                           (Registrant)

Date  November 13, 2000             By      /s/   FAITH ROSENFELD
                                            ------------------------------------
                                            Faith Rosenfeld
                                            PRESIDENT
                                            (Authorized officer and principal
                                            financial officer)