Form 10-K405
period 2000-12-31
GENERAC PORTABLE PRODUCTS INC; GENERAC PORTABLE PRODUCTS LLC; GPPW INC
filed 2001-04-02
CIK 1080892, 1080893, 1080894

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

         The aggregate market value of voting stock held by non-affiliates of Generac Portable Products, Inc. is not determinable as such shares were privately placed and there is currently no public market for such shares. None of the voting or non-voting common equity of either Generac Portable Products, LLC or GPPW, Inc. is held by non-affiliates.

         The number of shares of common stock of each of Generac Portable Products, Inc. and GPPW, Inc. outstanding as of March 15, 2001 is as follows:

         Generac Portable Products, Inc.              8,500
         GPPW, Inc.                                   1,000

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

         Generac Portable Products, Inc. (together with its direct and indirect wholly owned subsidiaries, the "company" or "Generac") was incorporated in the state of Delaware on April 29, 1998. Generac Portable Products, Inc. is a holding company that owns 100% of the stock of each of GPPW, Inc, a Wisconsin corporation, and GPPD, Inc, a Delaware corporation. GPPW,Inc. and GPPD, Inc. hold, respectively, 5% and 95% member interests in Generac Portable Products, LLC, a Delaware limited liability company.

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

PRODUCTS

         The company primarily produces portable generators and pressure washers built around commercially available small gasoline powered engines.

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

         NEW AND RELATED PRODUCTS. All of the company's new product initiatives are based on its core manufacturing and marketing strengths. The company has identified several new product and business opportunities in which it can provide added value to end-users and attractive profit margins to retailers. These include residential power transfer systems to complement portable generators and engine-driven air compressors. Generac has recently introduced its residential power transfer system to the market and anticipates significant growth potential for this product. In addition, Generac entered into a long-term supply, licensing and distribution agreement with Thomas Industries Inc. ("Thomas"). Thomas is the recognized leader in the design and manufacture of pumps and compressors for use in global OEM applications. Thomas is also the leading producer of contractor duty air compressors utilizing oil-less pump technology. Under the agreement, Generac will manufacture and sell the existing line of Thomas air compressor products utilizing the Thomas (R) and Ultra Air-Pac (R) trademarks.

DISTRIBUTION AND MARKETING

         The company's two largest customers are Home Depot and Sears, which individually accounted for more than 10% of sales, and combined accounted for approximately 61% of sales, in 2000. The company also sells to other consumer home centers and warehouse clubs, as well as mass merchants, hardware stores and outdoor power equipment dealers. In addition to traditional retail distribution, Generac offers its products through national catalog companies such as Northern Hydraulic, Sears Power Tool catalog and its own "special-order" service.

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

PRODUCT TECHNOLOGY AND DEVELOPMENT

         The majority of the company's new product development initiatives are based on the generator and pressure washer markets. However, the company has new product categories under development, and its research and development group is continually developing and field-testing various products. Generac incurred research and development costs of $2.6 million in 2000, $2.7 million in 1999 and $1.9 million in 1998.

         The company's product development program for the generator product line includes manual and automatic power transfer systems for residential use, residential back-up power generators and generators designed to operate on gaseous fuels such as natural gas and liquid petroleum gas. The company's product development program for the pressure washer product line includes a new and improved pump design which will allow for easier starting on Generac's core line of pressure washers and an expanded line of accessories. In both categories research and development is continuing to focus on product cost reductions and performance enhancements to existing models.

INTERNATIONAL OPERATIONS

         The company has been successful in building long-term customer relationships with the leading home center retailers in European markets located in the U.K., Germany, Switzerland, Spain, Belgium and France. To support the company's growing European power generator business, local sales offices have been established in Winsford, U.K., Cologne, Germany and Barcelona, Spain. To service Generac's European customer base more effectively, the company designs and assembles its European products in its Cheshire, England facility. This facility imports alternators, engines and other components and assembles portable generators to meet local product requirements and quality assurance regulations. Generac's international operations have contributed approximately 9% of total net sales for fiscal year 2000. See Note 12 to the company's consolidated financial statements.

COMPETITION

         The U.S. engine powered tools industry has experienced significant consolidation over the last ten to 15 years. The number of competitors in its products categories has decreased from approximately 20 in 1985 to approximately ten today, of which only four companies have national distribution capabilities. The principal competitive factors in the engine powered tools industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of portable generators, Generac competes primarily with Coleman Powermate, a division of The Coleman Company, Inc., and Honda Engine Company. In the manufacture and sale of pressure washers, Generac competes primarily with DeVilbiss Air Power Company, an affiliate of Pentair, Inc., and, to a lesser extent, with The Coleman Company, Inc., Alfred Karcher GmbH & Co. and Campbell Hausfeld, an affiliate of Scott & Fetzer, Inc.

         As measured by net sales, the company believes it was the largest supplier of both portable generators and consumer pressure washers in the North American market in 2000.

RAW MATERIALS AND SUPPLIERS

         The company has used the Generac-Nagano overhead valve industrial engine in certain of its products since 1992. Currently, approximately 19% of the company's sales are from products that incorporate the Generac-Nagano engine. At the time of the acquisition of the Portable Products Division of GPSI, the company entered into an engine supply agreement with GPSI. This agreement provides that GPSI will supply the company with certain models of the Generac-Nagano engine for use in the company's pressure washers and consumer portable generators on an exclusive basis as long as the company makes minimum annual purchases of Generac-Nagano engines. This agreement also gives the company the right to increase the number of engines purchased based on the company's forecast requirements. The initial term of the engine supply agreement is until 2007, with provision for three year renewals, subject to certain conditions. The company also purchases engines from Briggs & Stratton, Tecumseh Products and Honda.

         The company manufactures many of the other components used in its products. It also purchases a variety of basic materials and component parts. The company has not experienced any difficulty obtaining necessary purchased supplies.

EMPLOYEE AND LABOR RELATIONS

         As of December 31, 2000, the company had approximately 630 employees, the majority of whom were involved in production and distribution, with the balance engaged in technical, administration, sales and clerical work. Of these employees, 568 were employed in the United States and 62 in international operations. All of the company's production employees are covered by a collective bargaining agreement which was renegotiated in October 1999 and expires on February 15, 2003. The company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

         The principal properties of the company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2000 are set forth in the table below:

                                                                                       OWNED/
         LOCATION                           USE                    SQUARE FEET         LEASED          LEASE EXPIRATION
---------------------------    -------------------------------    -------------     -------------    ---------------------
Jefferson, WI                        Corporate Office/              250,000            Owned                  -
                                  Manufacturing/ Warehouse
Jefferson, WI                            Warehouse                  106,000            Leased           December 2001
Sullivan, WI                          Office/Warehouse               52,000            Leased            October 2002
Cambridge, WI                            Warehouse                   20,000            Leased              Monthly
Watertown, WI                            Warehouse                   52,000            Leased           December 2001
Waukesha, WI                             Warehouse                   40,000            Leased              Monthly
Waukesha, WI                               Office                     760              Leased              May 2001
Cheshire, England                   Manufacturing/Office             45,000            Owned                  -
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 2000.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for the common stock of Generac Portable Products, Inc. As of March 15, 2001, 18 persons held the 8,500 outstanding shares of common stock of Generac Portable Products, Inc. Generac Portable Products, Inc. has not declared or paid dividends since its inception in April 1998 and has no intention to pay dividends for the foreseeable future.

         There is no established trading market for the common equity of either GPPW, Inc. or Generac Portable Products, LLC. All of the issued and outstanding shares of common stock of GPPW, Inc. are held by Generac Portable Products, Inc. All of the member interests in Generac Portable Products, LLC are held by GPPW, Inc. and GPPD, Inc. No cash dividends or distributions have been paid or made by either GPPW, Inc. or Generac Portable Products, LLC since their respective formations. The indenture, dated as of July 1, 1998, by and among Generac Portable Products, LLC , GPPW, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank), as trustee, with respect to the 11-1/4% Senior Subordinated Notes due 2006, contains restrictions on the ability of GPPW, Inc. and Generac Portable Products, LLC to declare or pay dividends or make distributions on their respective equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

         The selected historical financial information of Generac for the years ended December 31, 2000, 1999 and for the period July 10, 1998 through December 31, 1998 has been derived from, and should be read in conjunction with, the audited historical financial statements of Generac (including the related notes) included elsewhere herein. The selected historical financial information of the Predecessor from January 1, 1998 through July 9, 1998 have been derived from, and should be read in conjunction with, the audited historical financial statements of GPSI's Portable Products Division (including the related notes) included elsewhere herein. The selected historical financial information for the years ended December 31, 1997 and 1996 have been derived from the audited historical financial statements of GPSI's Portable Products Division. The selected Pro Forma financial information for the year ended December 31, 1998 combines the results of the Predecessor for the period January 1, 1998 through July 9, 1998 with the Company's results for the period July 10, 1998 through December 31, 1998 and have been prepared to reflect the consummation of the acquisition of the Portable Products Division of GPSI on July 9, 1998, as if it had occurred on January 1, 1998, using the purchase method of accounting. The following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears later in this report.

                            (dollars in millions)

                                                  Predecessor                      Company          Pro Forma         Company
                                           ---------------------------------  -----------------  --------------  -----------------
                                                             January 1, 1998    July 10, 1998
                                                                 through           through
                                             1996     1997     July 9, 1998   December 31, 1998      1998          1999     2000
                                           -------  -------  --------------   -----------------    -------       -------   -------
                                                                                                  (unaudited)
STATEMENT OF OPERATIONS DATA:
    Net sales                              $122.6   $178.0       $139.6              $136.9        $276.4         $398.1   $242.5
    Gross profit                             27.3     46.9         35.0                38.6          73.8          107.2     50.4
    Selling & service expense                13.9     21.7         16.6                16.9          33.6           47.3     32.4
    General and administrative expense        4.4      4.2          2.4                 2.9           5.3           10.1      7.9
    Intangible asset amortization               -        -            -                 2.5           5.3            5.4      5.4
                                           -------  -------      -------             -------       -------        -------  -------
    Income from operations                    9.0     21.0         16.0                16.3          29.6           44.4      4.7
    Interest Expense                          2.2      2.1          1.4                 9.7          20.0           20.8     21.3
    Deferred financing cost amortization        -        -            -                 0.4           0.8            0.9      1.2
    Other (income) expense                      -      0.2          0.1                 (.2)         (0.1)           1.8     (0.1)
    Income Taxes (a)                            -        -            -                 2.2           3.1            7.4     (6.2)
                                           -------  -------      -------             -------       -------        -------  -------
    Net Income (loss)                      $  6.8   $ 18.7       $ 14.5              $  4.2        $  5.8         $ 13.5   $(11.5)
                                           =======  =======      =======             =======       =======        =======  =======


BALANCE SHEET DATA:
    Working capital                          29.3     40.5         68.5                57.5                         60.6     76.6
    Total assets                             53.1     65.3        105.8               332.0                        357.5    350.8
    Total debt, including current portion       -        -            -               197.8                        189.4    207.7
    Stockholders' equity (b)                 41.6     52.8         81.9               103.3                        115.2    105.6


OTHER FINANCIAL DATA:
    EBITDA (c)                               10.5     22.3         16.7                20.0          37.0           52.1     14.3
    Depreciation and amortization             1.5      1.5          0.8                 3.9           8.1            9.2     10.7
    Interest expense                          2.2      2.1          1.4                 9.7          20.0           20.8     21.3
    Capital expenditures                      2.3      1.4          1.6                 3.8           5.4           12.5      2.9
CASH FLOW DATA:
    Net cash provided by (used in)
      operating activities                   17.3      8.2        (13.6)               16.2                         20.3    (19.1)
    Net cash provided by (used in)
     investing activities                    (2.3)    (1.4)        (1.6)               (3.8)                       (12.5)    (2.9)
    Net cash provided by (used in)
     financing activities                   (14.2)    (6.8)        14.8               (11.5)                        (8.9)    22.1

NOTES TO SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

(a) Historically, the Predecessor's taxable income was included in GPSI's taxable income. GPSI and its stockholders elected to be treated as an S Corporation for federal and certain state income tax purposes. Accordingly, no provision for income taxes is included in the Predecessor's financial statements. Generac has been subject to state and federal income taxes since July 9, 1998.

(b) Stockholders' equity represents business unit investment for all Predecessor periods shown and represents common stock, paid-in-capital, retained earnings, accumulated other comprehensive income and excess of purchase price over book value of net assets acquired from entities partially under common control for periods subsequent to July 9, 1998.

(c) EBITDA represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges (principally the expenses from the withdrawn common stock offering). EBITDA is a widely recognized financial indicator of a company's ability to service or incur debt. EBITDA is not a measure of operating performance computed in accordance with accounting principles generally accepted in the United States of America and should not be considered as a substitute for operating performance computed in accordance with accounting principles generally accepted in the United States of America and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with generally accepted accounting principles, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the historical operating results of Generac or the Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the historical financial statements included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         References to Generac means Generac Portable Products, Inc. and its subsidiaries, on a consolidated basis, and, as the context requires, the Predecessor. The "Predecessor" refers to the Portable Products Division of GPSI.

GENERAL

         The company is a leading designer, manufacturer and marketer of engine-powered tools and related accessories for use in both consumer and commercial applications. In 2000, the company generated $242.5 million in net sales, $4.7 million in operating income and $14.3 million in EBITDA. In 2000, domestic sales represented 90.9% of total net sales and international sales represented 9.1% of total net sales.

         The table below sets forth the company's results of operations for the periods indicated. Included in the table is a presentation of EBITDA, which represents earnings before interest, taxes, depreciation, amortization and certain other non-recurring charges (principally the expenses from the withdrawn common stock offering). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring a company's ability to service its debt. EBITDA is not a measure of operating performance computed in accordance with accounting principles generally accepted in the United States of America and should not be considered as a substitute for operating performance computed in accordance with accounting principles generally accepted in the United States of America or as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the company's historical operating results or those of the Predecessor, nor is it meant to be predictive of future results of operations or cash flows. See also the statement of cash flows contained within the financial statements included elsewhere in this report.

  (dollars in millions)

                                 Pro Forma                        Company
                               -----------------------------    ----------------------------------------------------------------
                                             (unaudited)

                                  1998            % of Sales        1999            % of Sales        2000         % of Sales
                               ------------   --------------    -------------   -------------      -----------   ---------------
Net Sales
              Domestic             $ 255.4            92.4%           $359.0           90.2%           $220.4             90.9%
              International           21.0             7.6%             39.1            9.8%             22.1              9.1%
                               ------------   --------------    -------------   -------------      -----------   ---------------
Total net sales                      276.4           100.0%            398.1          100.0%            242.5            100.0%

Gross profit                          73.8            26.7%            107.2           26.9%             50.4             20.8%

Operating expenses                    44.2            16.0%             62.8           15.8%             45.7             18.8%

Operating income                      29.6            10.7%             44.4           11.2%              4.7              1.9%

Net income (loss)                      5.8             2.1%             13.5            3.4%            (11.5)            -4.7%

EBITDA                                37.0            13.4%             52.1           13.1%             14.3              5.9%

         The company sells its portable generators, pressure washers and other products primarily to home center chains, mass merchants and warehouse clubs as well as to independent dealers. Generac's two largest customers, Home Depot and Sears, accounted for approximately 61% of total net sales in 2000, 62.5% in 1999 and 65.7% of total net sales in 1998. Generac's international sales represented approximately 9% of total net sales in 2000, 10% in 1999 and 8% in 1998.

         Cost of sales consists of the cost of engines and raw materials and costs to manufacture and package Generac's products. These costs may vary based on the volume of production for any given period. Prior to 2000, physical inventories had been taken during the fourth quarter to supplement the company's count procedures during the year. As a result, cost of sales and gross margins may be affected by adjustments recorded after physical inventories to reflect variances between actual and estimated costs. Operating expenses consist of costs incurred to sell and distribute Generac's products, including volume, promotional and other sales incentives, shipping, commissions and warranty costs. These costs are impacted by sales volume as other sales and service support costs, including personnel and training, research and development costs and general and administrative costs, are generally not impacted by incremental volume changes in the short run.

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


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales. Net sales decreased $155.6 million, or 39.1%, to $242.5 million for 2000 from $398.1 million for 1999.

         Domestic sales decreased $138.6 million, or 38.6%, to $220.4 million for 2000 from $359.0 million for 1999. This decrease was primarily reflective of increased demand for generators during 1999 resulting from consumer concerns relating to possible Year 2000 power outages. These consumer concerns were not present during 2000, which combined with higher than normal generator inventory levels at retail customer locations has resulted in a lower volume of customer orders for generators. Furthermore, the lack of tropical storms and weather events in 2000 as compared to 1999 adversely effected generator demand. The decrease in generator sales was partially offset by an increase in pressure washer sales due primarily to the introduction of pressure washer products at Sam's Club and Menards, and an expanded pressure washer product offering at Sears.

         International sales decreased $17.0 million, or 43.5%, to $22.1 million for 2000 from $39.1 million for 1999. This decrease was primarily reflective of increased generator sales in 1999 by the company's branch in the United Kingdom to meet the strong demand of existing domestic customers as described above. This decrease in sales was partially offset by an increase in generator sales into Spain resulting primarily from the establishment of branch operations in Spain during July 1999.

         Gross profit. Gross profit decreased $56.8 million, or 53.0%, to $50.4 million for 2000 from $107.2 million for 1999. This decrease was reflective of decreased overall sales as described above and decreased gross margins due to a greater sales mix of lower margin pressure washers. Gross profit margin decreased to 20.8% for 2000 from 26.9% for 1999.

         Operating expenses. Operating expenses decreased $17.1 million, or 27.2%, to $45.7 million for 2000 from $62.8 million for 1999. The decrease was due primarily to decreases in both selling and service expenses and general and administrative expenses. Selling and service expenses decreased due to decreases in selling and distribution costs that are impacted by sales volume. The decrease in general and administrative expenses was primarily reflective of a decrease in costs incurred to support the company's new business software which was implemented during 1999 and headcount reductions made during 2000 to more appropriately match the company's sales volume. As a percentage of sales, operating expenses increased to 18.8% for 2000 from 15.8% for 1999.

         Net income (loss). Net income decreased $25.0 million to a net loss of $11.5 million in 2000 from a net income of $13.5 million for 1999. This decrease in net income was primarily due to the decreased availability of operating earnings, resulting from decreased sales volumes combined with lower gross margins, to cover certain fixed charges. This decrease in net income was partially offset by approximately $1.2 million in costs incurred during 1999 in conjunction with the company's planned initial public offering of its common stock, which was withdrawn in July 1999. As a percentage of sales, net income decreased to a net loss of (4.7)% for 2000 from net income of 3.4% for 1999.

         EBITDA. EBITDA decreased $37.8 million, or 72.6%, to $14.3 million for 2000 from $52.1 million for 1999. This decrease was due to decreased sales volumes and gross margins as described above. As a percentage of sales, EBITDA decreased to 5.9% for 2000 from 13.1% for 1999.

         YEAR ENDED DECEMBER 31, 1999 (COMPANY) COMPARED TO YEAR ENDED DECEMBER 31, 1998 (PRO FORMA)

         Net sales. Net sales increased $121.7 million, or 44.0%, to $398.1 million for 1999 from $276.4 million for 1998 pro forma.

         Domestic sales increased $103.6 million, or 40.6%, to $359.0 million for 1999 from $255.4 million for 1998 pro forma. This increase was primarily due to increased sales of generators and related accessories to existing customers resulting from new store additions and sales to new customers. A significant portion of the increased demand for generators resulted from consumer concerns relating to possible Year 2000 power outages.

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

         At December 31, 2000, Generac had approximately $207.7 million of outstanding debt, including $110.0 million of senior notes payable, $85.8 million under its credit facility, $10.5 million of senior zero coupon notes and $1.4 million under capital lease obligations. Cash interest paid during 2000 was approximately $21.4 million.

         Generac Portable Products, LLC is a party to a credit facility with a group of lenders and Bankers Trust Company, as Administrative Agent, under which it is able to borrow up to $115 million. The original credit facility consisted of a $45 million senior secured term loan facility, a $40 million senior secured term loan facility and a $30 million senior secured revolving credit facility, less the amount outstanding under letters of credit. Effective October 30, 2000, the company amended its credit facility which, among other things, waived existing financial covenant violations at September 30, 2000 and revised requirements relating to certain financial ratios and tests for periods through December 31, 2001 including maximum levels of leverage, minimum levels of interest coverage and minimum required levels of earnings before interest, income taxes, depreciation and amortization. Additionally, the amendment provides certain limits on the amount of outstanding revolving loans through March 31, 2001. As of March 15, 2001, Generac Portable Products, LLC had approximately $8.6 million of available funds under this credit facility.

         On July 2, 1998, Generac Portable Products, LLC and GPPW, Inc. issued $110.0 million of their 11-1/4% Senior Subordinated Notes (the "Notes") due 2006, which are guaranteed by Generac Portable Products, Inc. The senior notes are redeemable at the option of the issuers at any time after July 1, 2002 at an initial redemption price of 107.625% of the principal amount of the notes at maturity, plus accrued and unpaid interest, with declining redemption prices thereafter. Interest on the senior notes is payable semi-annually on January 1 and July 1 in the amount of $6,187,500.

         On November 20, 2000, The Beacon Group III - Focus Value Fund, L.P. (the "Fund"), Generac's majority stockholder, purchased a unit (the "Unit") consisting of a newly issued senior zero coupon note with an aggregate principal amount of $19.5 million, due July 1, 2006 and a warrant to purchase 340 shares of the common stock of Generac in exchange for an aggregate of $15 million in cash. The proceeds from the sale of the Unit were used by Generac to repay the principal of, and interest on, revolving indebtedness, and for general corporate purposes. Both the senior zero coupon notes and the warrants have been recorded in the financial statements at their estimated fair market values.

         Cash used in operating activities for the year ended December 31, 2000 totaled $19.1 million. The activity in operating cash flows during 2000 was primarily a result of the decreased net income, higher levels of inventory for generators and related components resulting from low levels of customer orders and a decrease in accrued liabilities resulting primarily from the settlement of significant 1999 year-end sales incentives with the company's major customers. This decrease was partially offset by other timing differences relating to supplier payments and customer receipts. Cash provided by operating activities for the year ended December 31, 1999 totaled $20.3 million. The activity in operating cash flows was primarily a result of 1999 earnings plus non-cash charges. Positive cash flows were partially offset by a net increase in working capital to support increased sales activity. Cash provided by operating activities totaled $16.2 million for the period July 10, 1998 through December 31, 1998 and cash used for operating activities totaled $13.6 million for the period January 1, 1998 through July 9, 1998.

         Capital expenditures were $2.9 million, $12.5 million and $5.4 million in 2000, 1999 and 1998, respectively. The capital expenditures related primarily to plant expansions at the company's facilities, new production machinery, and updating the company's business software. Generac expects to spend approximately $2.5 million in 2001 for various capital projects, including cost improvement and quality enhancement initiatives and updating management information systems. Generac spent approximately $2.6 million, $2.7 million and $1.9 million in 2000, 1999 and 1998, respectively, on research and development.

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

INITIAL PUBLIC OFFERING COSTS

         During 1999, Generac incurred approximately $1.2 million of expenses in conjunction with its efforts to complete an initial public offering of its common stock. Generac withdrew its offering during July 1999 as it did not believe that the price at which the stock could be sold adequately represented the value of the company at that time. Consequently, these costs were expensed during the year ended December 31, 1999.

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

FUTURE ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recorded in the consolidated balance sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year, and it will be effective January 1, 2001 for Generac. Given the company's current derivative and hedging activities, the effect of adoption will not have a material effect on the company's results of operations or financial position.

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on a subset of EITF No. 00-22, "Accounting for "Points" and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." This issue requires recognition of the liability associated with time- or volume-based incentives as earned by the customer and classification of these incentives as a reduction of net revenue. EITF 00-22 is effective for the Company in the first quarter of 2001. The Company classifies these incentives as selling and service expense and is currently evaluating the impact of implementing EITF 00-22.

SUBSEQUENT EVENTS

         On March 21, 2001, Generac Portable Products, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Briggs & Stratton Corporation ("Briggs"), GPP Merger Corporation, a wholly owned direct subsidiary of Briggs, and The Beacon Group III - Focus Value Fund, L.P., the majority shareholder of Generac ("Beacon"), providing for the merger of GPP Merger Corporation into Generac, with Generac as the surviving corporation. The closing of the Merger is expected to occur on (a) the later of April 30, 2001 or (b) the second business day after satisfaction of the conditions of the Merger.

         Pursuant to the terms of the Merger Agreement, the existing shareholders of Generac and the holders of warrants to purchase Generac stock (collectively, the "Shareholders") will receive (a) $55 million, adjusted downward for purchase price adjustments related to the failure, if any, to meet certain targets for shareholders' equity and working capital minus the transaction costs of Generac and the Shareholders (the "Base Price"), plus (b) an amount (the "Earnout") equal to (A) 40% of the amount by which Generac's consolidated earnings before interest, taxes, depreciation and amortization, excluding unusual gains and losses, for the 12-month period ending June 30, 2002, multiplied by 6, exceeds the sum of the Base Price plus the transaction costs of Generac and the Shareholders plus the aggregate amount of indebtedness of Generac on a consolidated basis as of the closing of the Merger, minus (B) the amount, if any, payable to holders of options for Generac stock, which options will be cancelled in connection with the Merger. In no event, however, will the sum of the Base Price plus the transaction costs of Generac and the Shareholders plus the aggregate amount of indebtedness of Generac on a consolidated basis as of the closing of the Merger plus the Earnout plus the option payments exceed $350 million.

         It is expected that the Merger will constitute a "change of control" under the Indenture dated as of July 1, 1998 (the "Indenture") between Generac Portable Products, LLC ("LLC") and GPPW Inc. ("GPPW" and together with LLC, the "Offerors") and HSBC Bank USA (formerly Marine Midland Bank), as trustee, with respect to the 11-1/4% Senior Subordinated Notes due 2006 (the "Notes") of the Offerors. The Offerors are wholly owned subsidiaries of Generac. As a consequence of the "change of control", the Offerors will be obligated within 30 days after the Merger is consummated to make an offer to purchase all or a portion of the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of payment.

         In addition, it is expected that consummation of the Merger will constitute an event of default under Generac's existing credit facility under the Credit Agreement dated as of July 9, 1998 among LLC, GPPW, Bankers Trust Company, as administrative agent, and the various banks and financial institutions parties thereto (as amended, the "Credit Agreement"). If LLC is unable to obtain a waiver of such event of default, LLC's lenders under the Credit Agreement may cause the loans thereunder to become immediately due and payable. In addition, it is also expected that consummation of the Merger will constitute an event of default under LLC's zero coupon notes due July 1, 2006 under the Unit Purchase Agreement, dated as of November 20, 2000, among Generac, LLC and Beacon. If LLC is unable to obtain a waiver of such event of default, Beacon may cause such zero coupon notes to become immediately due and payable. In the event LLC defaults on the Credit Agreement or the zero coupon notes and the lenders or Beacon, as the case may be, cause the loans or zero coupon notes to become immediately due and payable, there can be no assurance that LLC will be able to make its respective payments thereunder or that LLC will be able to pay the Notes upon the occurrence of an event of default following the acceleration of amounts owing under the Credit Agreement or the zero coupon notes.

         LLC expects that an event of default will occur under the Credit Agreement on March 31, 2001 arising from a failure by Generac to comply with one or more financial covenants set forth in the Credit Agreement. LLC intends to seek a waiver of such event of default from the lenders party to the Credit Agreement. If such event of default occurs and LLC is unable to obtain a waiver of such event of default, the lenders under the Credit Agreement may cause the loans thereunder to become immediately due and payable, which would constitute an event of default under the zero coupon notes and the Notes. There can be no assurance that LLC would be able to make payments under the Credit Agreement, the zero coupon notes and the Notes in such circumstances.

         On March 27, 2001, Generac Portable Products, LLC and GPPW, Inc. commenced a cash tender offer and consent solicitation (the "Offer") for all of the Notes, upon the terms and subject to the conditions set forth in the Offer, for $1,010 for each $1,000 principal amount of Notes validly tendered pursuant to the Offer. In addition, tendering holders of the Notes will receive accrued and unpaid interest on their Notes accepted for purchase to, but not including, the payment date. The Offer will expire at on April 27, 2001, unless extended. In conjunction with the Offer, the company is soliciting consents of the registered holders of Notes to the adoption of certain proposed amendments to the Indenture relating to the Notes. The proposed amendments will be effective when the Offer is consummated as to all Notes that are not purchased in the Offer, provided all other conditions to the Offer have otherwise been satisfied. The Offer is being made in connection with the Merger Agreement entered into on March 21, 2001 and is conditioned upon, among other things, the completion of the merger and the receipt of the consents necessary to adopt the proposed amendments as well as certain other conditions.


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

         The fair value of the Notes is estimated at $28.1 million as of December 31, 2000 based upon market quotations as of that date. Generac estimates that this fair value would increase by approximately $3.9 million based upon an assumed 10% decrease in market interest rates and that the fair value would decrease by approximately $3.1 million based upon an assumed 10% increase in market interest rates, compared with the average, effective yield at December 31, 2000.

         Generac uses interest rate swaps to modify the company's exposure to interest rate movements. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the consolidated statement of operations on a current basis. The company's earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to Eurodollar money rates. A 10% increase/decrease in the average interest rate of 10.0% at December 31, 2000 on the company's debt under its bank credit facility would result in an increase/decrease in annual pre-tax interest expense of approximately $513,000 after giving effect to an outstanding interest rate swap. A 10% increase/decrease in Eurodollar rates would increase/decrease the fair value of the interest rate swap by approximately $425,000 as compared to its fair value at December 31, 2000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following table sets forth the name, age and position of each of the directors and executive officers of Generac.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Dorrance J. Noonan, Jr                      48       President, Chief Executive Officer and Director  of
                                                     Generac Portable Products, LLC; Director and Vice
                                                     President of Generac Portable Products, Inc.; Vice President of GPPW, Inc .
Gary J. Lato                                41       Chief Financial Officer and Secretary of Generac
                                                     Portable Products, LLC;
                                                     Secretary and Vice President of Generac Portable Products, Inc.; Vice President
                                                     of GPPW, Inc.
James H. Deneffe                            57       Senior Vice President - Sales, Generac Portable Products, LLC
Wesley C Sodemann                           57       Vice President of Engineering, Generac Portable Products, LLC
J. David Bramhill                           45       Vice President of Operations, Generac Portable Products, LLC
Robert M. Saeger                            55       Vice President of Service and Planning, Generac Portable Products, LLC
Timothy J. Lemont                           47       Vice President of Marketing, Generac Portable Products, LLC
Rosemary A. Wallner                         44       Vice President of Human Resources of Generac Portable Products Portable
                                                     Products, LLC
Faith Rosenfeld                             49       President of GPPW, Inc.
Eric R. Wilkinson(1)                        45       President and Director of Generac Portable Products, Inc.
Richard A. Aube                             32       Secretary, Treasurer and Director of GPPW, Inc.;
                                                     Treasurer of Generac Portable Products, Inc.;
                                                     Director of Generac Portable Products, LLC
R. Eugene Cartledge(1)(2)                   71       Chairman of the Board of Generac Portable Products, Inc.
Thomas A. Commes(2)                         58       Director of Generac Portable Products, Inc.
Thomas G. Mendell                           54       Director of Generac Portable Products, Inc.
R. Ralph Parks(1)                           57       Director of Generac Portable Products, Inc.
James P. Schadt(2)                          62       Director of Generac Portable Products, Inc.

-------------------------

(1) MEMBER OF THE COMPENSATION COMMITTEE

(2) MEMBER OF THE AUDIT COMMITTEE

         DORRANCE J. NOONAN, JR., President, Chief Executive Officer and Director of Generac Portable Products, LLC and Director of Generac Portable Products, Inc. since July 1998 and Vice President of Generac Portable Products, Inc. and GPPW, Inc. since September 1999, served in various management positions with GPSI from 1990 to 1998, most recently as Chief Operating Officer from 1997 to 1998. Prior to joining GPSI, Mr. Noonan was Manager of Sales and Marketing at Artcraft Industries from 1988 to 1990, a registered securities broker at Prudential-Bache Securities from 1985 to 1988, and Manager of International Sales and Marketing at the Perfex Division of McQuay-Perfex from 1981 to 1985.

         GARY J. LATO, Chief Financial Officer and Secretary of Generac Portable Products, LLC since July 1998 Vice President of Generac Portable Products, Inc. and GPPW, Inc. since September 1999 and Secretary of Generac Portable Products, Inc. since June 2000, joined GPSI in 1991, serving as Director of Finance in 1991 and as Vice President -- Finance from 1992 to 1998. Prior to joining GPSI, Mr. Lato held various positions, including most recently as Senior Audit Manager, at Price Waterhouse LLP from 1981 to 1991.

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

         J. DAVID BRAMHILL, Vice President of Operations of Generac Portable Products, LLC since December 2000. Mr. Bramhill served as Vice President of International Operations since July 1998, held that position at GPSI from 1997 to 1998 and served as European Operations Manager for GPSI from 1992 to 1996. Prior to joining GPSI, Mr. Bramhill served in various management and engineering positions at Heulins Manufacturing, Crewe, Cheshire, England (1991 to 1992) and Rolls-Royce Motor Car Company, Ltd. and Rolls-Royce Aerospace, Crewe, Cheshire, England (1972 to 1991).

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

         ERIC R. WILKINSON, President and Director of Generac Portable Products, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC since 1994. Prior to joining The Beacon Group, LLC, Mr. Wilkinson was a partner of Apax Partners & Cie SA, a European private equity firm, from 1989 to 1994 and a partner of Bain & Company, the strategy-consulting firm, from 1983 to 1989. Mr. Wilkinson is a director of Doctors Health Systems, Etinuum Inc., EyeWeb, Inc., The Identity Group, OnCare Inc., National Century Financial Enterprises, Inc. and International Components Corporation.

         RICHARD A. AUBE, Treasurer of Generac Portable Products, Inc., Director of Generac Portable Products, LLC and Secretary, Treasurer and Director of GPPW, Inc. since July 1998, has been with The Beacon Group,
LLC since 1993, most recently as a Managing Director. Prior to joining The Beacon Group, LLC, Mr. Aube was a financial analyst in the Natural Resources Group of Morgan Stanley & Co. Incorporated. Mr. Aube is a director of Capstone Turbine Corporation.

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

         R. RALPH PARKS, Director of Generac Portable Products, Inc. since July 1998, has been a Managing Director of The Beacon Group, LLC , since 1999. Mr. Parks was previously a limited partner of the The Beacon Group, LP (an affiliate of The Beacon Group III -- Focus Value Fund, L.P.) since 1997. Prior to joining The Beacon Group, LP, Mr. Parks was a partner of Goldman, Sachs & Co. and head of its Investment Banking Services for Europe and Canada.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid during the company's last three completed fiscal years to the Chief Executive Officer and each of the other four most highly compensated executive officers of Generac as of December 31, 2000.

                          SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION             (1)
NAME AND                                           -------------------          ALL OTHER
PRINCIPAL POSITION                      YEAR   SALARY ($)        BONUS($)    COMPENSATION ($)
------------------                      ----   ----------        --------    ----------------
Dorrance J. Noonan, Jr.
      Chief Executive Officer           2000    200,000           156,000               9,912
                                        1999    160,000            23,169              13,132
                                        1998    136,500            26,340               5,287

Gary J. Lato
      Chief Financial Officer           2000    175,000           131,250               4,730
                                        1999    150,000            22,336               6,977
                                        1998    131,250            25,500               3,127

James H. Deneffe
      Senior Vice President
      Sales and Marketing               2000    175,000           131,250              18,287
                                        1999    150,000            22,336              20,072
                                        1998    131,250            25,500              11,737

Wesley C. Sodemann
      Vice President of Engineering     2000    140,000            64,625              20,925
                                        1999    110,000            18,963              17,896
                                        1998    101,923            24,000              56,258

Timothy J. Lemont
      Vice President of Marketing       2000    140,000            73,438               9,174
                                        1999     91,346                 -               3,313

(1) All other compensation includes the value of deferred compensation agreements maintained with the officers of Generac Portable Products, LLC.

                      OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted during fiscal 2000 to the executive officers named in the Summary Compensation Table. Furthermore, there were no options granted to board members and certain key employees during 2000.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the options granted during fiscal 1999 and 1998 and outstanding at fiscal year-end 2000. To date, no such options have been exercised.

                                                               NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                             SHARES                             OPTIONS AT FY-END                       AT FY-END (1)
                          ACQUIRED ON       VALUE       ---------------------------------    ------------------------------------
NAME                      EXERCISE (#)   REALIZED ($)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------             ------------   ------------   --------------  -----------------    ---------------   ------------------
Dorrance J. Noonan, Jr.             -              -          101.190            151.786              $ -                   $ -
Gary J. Lato                        -              -           80.952            121.429                -                     -
James H. Deneffe                    -              -           40.476             60.714                -                     -
Wesley C. Sodemann                  -              -           40.476             60.714                -                     -
Timothy J. Lemont                   -              -           40.476             60.714                -                     -

(1) Assumes the fair market value of the shares underlying the options is $6,221.72 as compared to the exercise prices (ranging from $12,941 to $16,349 per share) payable for such shares. The fair market value at fiscal year-end 2000 of $6,221.72 is approximately the price per share at which the company was valued in conjunction with the sale of the company's stock to Briggs and Stratton Corporation subsequent to December 31, 2000. See also discussion at "Subsequent Event" in Part II, Item 7 of this report.


DIRECTOR'S COMPENSATION

         Directors of Generac do not receive director's fees or attendance fees. Directors are reimbursed for their reasonable expenses incurred in connection with attending meetings and performing their duties as directors. Outside directors are eligible to receive options to purchase Generac Portable Products, Inc. common stock pursuant to the the company's stock option plan. See "-- Stock Option Plan." Options to purchase 202.380 shares of Generac Portable Products, Inc. common stock were granted to certain directors during 1998. Options to purchase 101.190 shares of common stock were granted to certain directors during 1999. A total of 50.595 of options to purchase shares of Generac Portable Products, Inc. common stock were forfeited by a director during 1999.

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

         Generac Portable Products has also established 401(k) employee retirement savings plans for the benefit of its employees. Generac pays all administrative costs of the plan. The company contribution for the year ended December 31, 2000 was approximately $132,000. No contributions were made to the plan for the year ended December 31, 1999 or for the period ended December 31, 1998. Additionally, there are unfunded deferred compensation plans for certain key employees.

STOCK OPTION PLAN

         In order to attract, retain and motivate selected employees, officers and directors, and to encourage such persons to devote their best efforts to the business and financial success of Generac, Generac has adopted the Generac Portable Products, Inc. Stock Option Plan. Under this Plan, stock options to acquire up to 1,619 shares of common stock, in the aggregate, may be granted under a time-vesting formula at an exercise price equal to the fair market value of the common stock at the date of grant. The options become exercisable in equal increments beginning on the first anniversary of the grant date over a three to five-year period and expire ten years subsequent to the grant date.

         Stock option transactions for the years ended December 31, 2000, 1999 and the period from July 9, 1998 through December 31, 1998 are summarized as follows:

                                                       2000                       1999                     1998
                                             -------------------------  --------------------------  --------------------
Options granted                                                     -                         304                 1,164
Exercise price - options granted                                  N/A                    $ 16,349              $ 12,945
Options forfeited                                                 101                          51                     -
Exercise price - options forfeited                           $ 12,945                    $ 12,945                   N/A
Options outstanding                                             1,316                       1,417                 1,164
Exercised options                                                   -                           -                     -
Exercisable options                                               557                         243                     -
Remaining contractual life (years)                                8.4                         9.4                   8.5
Fair value at grant date                                          N/A                     $ 5,469               $ 4,340

         The fair value was estimated using the minimum value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", assuming an expected option life of 7 years and a risk-free interest rate of 6%.

         The stock option plan is administered by Generac Portable Products, Inc.'s board of directors. The board of directors designates which employees of Generac are eligible to receive awards under the stock option plan, and the amount, timing and other terms and conditions applicable to such awards. As of December 31, 2000 approximately 3.6% of the outstanding shares of such stock were reserved for future grants. Options are exercisable in accordance with the terms established by the board of directors.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

         The Compensation Committee of the board of directors of Generac Portable Products, Inc. establishes salary, incentives and other forms of compensation. During the year ending December 31, 2000, the Compensation Committee was composed of Messrs. Cartledge and Wilkinson. During the year ended December 31, 2000, none of the company's executive officers served on the board of directors or on the compensation committee of any other entity which has one or more executive officers serving as a member of Generac Portable Products, Inc.'s board of directors or the Compensation Committee.

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

         The following table sets forth certain information as of March 1, 2001, with respect to the beneficial ownership of Generac Portable Products, Inc.'s common stock by (1) each person who beneficially owns more than 5% of such shares; (2) each of Generac's directors; (3) each of the executive officers named in the Summary Compensation Table; and (4) all executive officers and directors of Generac as a group. Unless otherwise indicated, the address for each of our officers and directors is c/o Generac Portable Products, Inc., 1 Generac Way, Jefferson, Wisconsin 53549.

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

                                                                                         SHARES
                                                                                   BENEFICIALLY OWNED
                                                                        --------------------------------------
NAME OF BENEFICIAL OWNER                                                      NUMBER                PERCENT
-------------------------------------                                   -------------------       ------------
5% HOLDERS:
      The Beacon Group III - Focus Value Fund, L.P. (1)                          5,038.182 (14)         59.3%
      California Public Employees' Retirement System (2)                         1,931.818              22.7%
      Capital d' Amerique CDPQ Inc. (3)                                            571.818               6.7%

DIRECTORS:
      R. Eugene Cartledge (4)                                                       80.094 (5)           *
      Thomas G. Mendell                                                          5,038.182 (6)          59.3%
      R. Ralph Parks                                                                67.460 (7)           *
      Thomas A. Commes                                                              33.730 (5)           *
      Eric R. Wilkinson                                                          5,038.182 (6)          59.3%
      James P. Schadt                                                               16.865 (13)          *

OFFICERS:
      Dorrance J. Noonan, Jr.                                                      178.463 (8)           2.1%
      Gary J. Lato                                                                 158.225 (9)           1.9%
      James H. Deneffe                                                             117.749 (10)          1.4%
      Wesley C. Sodemann                                                            42.408 (10)          *
      Timothy M. Lemont                                                             40.476 (10)          *
      Faith Rosenfeld                                                            5,038.182 (6)          59.3%
      All directors and executive officers as a group
            (15 individuals) (12)                                                  840.525 (11)          9.9%

----------------

* Less than 1%.

(1) The address of The Beacon Group III -- Focus Value Fund, L.P. is 399 Park Avenue, New York, New York 10022.

(2) The address of California Public Employees' Retirement System is Lincoln Plaza -- 400 P Street, P.O. Box 942707, Sacramento, California 94229.

(3) The address of Capital d'Amerique CDPQ Inc. is 1981, Avenue McGill College, 9th Floor, Montreal, Quebec H3A3C7.

(4) 23.182 shares are owned by the Cartledge Family Limited Partnership, of which Mr. Cartledge is the general partner.

(5) Includes options to purchase 33.730 shares of common stock currently exercisable.

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

(7) Includes options to purchase 67.460 shares of common stock currently exercisable.

(8) Includes options to purchase 101.190 shares of common stock currently exercisable.

(9) Includes options to purchase 80.952 shares of common stock currently exercisable.

(10) Includes options to purchase 40.476 shares of common stock currently exercisable.

(11) Includes options to purchase 556.548 shares of common stock currently exercisable.

(12) Does not include 5,038.182 shares as to which Messrs. Wilkinson and Mendell and Ms. Rosenfeld may be deemed to have beneficial ownership by virtue of their indirect control of The Beacon Group III -- Focus Value Fund, L.P.

(13) Includes options to purchase 16.865 shares of common stock currently exercisable.

(14) Includes warrants to purchase 340 shares of common stock currently exercisable.

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

UNIT PURCHASE AGREEMENT

         On November 20, 2000, The Beacon Group III - Focus Value Fund, L.P. (the "Fund"), Generac's majority stockholder, purchased a unit (the "Unit") consisting of a newly issued senior zero coupon note with an aggregate principal amount of $19.5 million, due July 1, 2006 and a warrant to purchase 340 shares of the common stock of Generac in exchange for an aggregate of $15 million in cash. The warrants have an exercise price of $.01 per share and are exercisable at any time through November 20, 2010. The proceeds from the sale of the Unit were used by Generac to repay the principal of, and interest on, revolving indebtedness, and for general corporate purposes. Both the senior zero coupon notes and the warrants have been recorded in the financial statements at their estimated fair market values at the issuance date. The difference between the consideration paid by the Fund ($15 million) and the combined fair market values of the zero coupon notes and attached warrants approximated $2.5 million and has been recorded as an increase in additional paid-in capital.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed, incorporated by reference, as part of this report:

     1.  Financial Statements:

         See "Index to Financial Statements and Financial Statement Schedules" on page 38, the Reports of Independent Accountants on pages 40 and 65 and the Consolidated Financial Statements on pages 41 to 63 and pages 66 to 71.

     2.  Financial Statement Schedules:

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 39, the Reports of Independent Accountants on pages 40 and 65 and the Financial Statement Schedules on pages 64 and 72.

     3.  Exhibits

         See "Index to Exhibits" on pages 76 to 77.

(b) No Current Reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                        INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF GENERAC PORTABLE PRODUCTS, INC.

       Report of Independent Accountants                                                                     40
       Consolidated Balance Sheets as of December 31, 2000 and 1999                                          41
       Consolidated Statements of Income (Loss) for the years ended December 31, 2000, 1999
            and for the period July 10, 1998 through December 31, 1998                                       42
       Consolidated Statement of Changes in Stockholders' Equity for the years ended
            December 31, 2000, 1999 and for the period July 10, 1998 through December 31, 1998               43
       Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999
            and for the period July 10, 1998 through December 31, 1998                                       44
       Notes to Consolidated Financial Statements                                                       45 - 63
       Schedule I - Generac Portable Products, Inc. Schedule of Combined Valuation Accounts                  64


FINANCIAL STATEMENTS OF PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT OF GENERAC
       CORPORATION

       Independent Auditors' Report                                                                          65
       Statement of Income for the Six Months and Nine Days Ended July 9, 1998                               66
       Statement of Cash Flows for the Six Months and Nine Days Ended July 9, 1998                           67
       Notes to Financial Statements                                                                    68 - 71
       Schedule II - Portable Products Division, A Business Unit of Generac Corporation
            Schedule of Combined Valuation Accounts                                                          72

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Generac Portable Products, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index under Item 14(a)(1) present fairly, in all material respects, the financial position of Generac Portable Products, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period July 10, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of Generac Portable Products, Inc.'s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         As discussed in Note 7 to the consolidated financial statements, the Company expects that an event of default will occur under its bank credit agreement on March 31, 2001 as a result of a failure to comply with one or more required financial covenants. In addition, as discussed in Note 16 to the financial statements, the Company has entered into a merger agreement for the sale of all outstanding shares of the Company's capital stock to Briggs & Stratton Corporation. Consummation of the pending merger is expected to also constitute an event of default under its bank credit agreement and zero coupon notes. If one or more events of default occur and the Company is unable to obtain a waiver, the lenders under the bank credit agreement may cause all amounts thereunder to become immediately due and payable, which would also constitute an event of default under the Company's zero coupon notes and senior subordinated notes, and could lead to an acceleration of amounts payable under such notes. In such circumstances, there can be no assurance that the Company would be able to make the required payments under the bank credit agreement and its zero coupon and senior subordinated notes, or, if necessary, to obtain suitable alternative financing.



PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 26, 2001, except as to Note 16 which is as of March 27, 2001

                       GENERAC PORTABLE PRODUCTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999
                    (AMOUNTS IN 000'S, EXCEPT SHARE DATA)

                                                                                            2000               1999
                                                                                         ---------          ---------
ASSETS
Current assets:
      Cash and cash equivalents                                                          $    281           $    384
      Accounts receivable (less allowances of $193 and $548, respectively)                 38,762             55,465
      Inventories                                                                          69,908             58,372
      Deferred income taxes                                                                 1,557              1,171
      Prepaid expenses and other current assets                                             4,749                144
                                                                                         ---------          ---------
          Total current assets                                                            115,257            115,536

Property, plant and equipment, net                                                         27,609             28,911
Intangible assets, net                                                                    201,791            206,229
Deferred financing costs, net                                                               6,134              6,608
Other                                                                                          41                205
                                                                                         ---------          ---------
          Total assets                                                                   $350,832           $357,489
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                  $  8,218           $  8,869
      Trade accounts payable                                                               17,635             23,793
      Accrued employee compensation, benefits and payroll withholdings                      1,924              3,263
      Other accrued liabilities                                                            10,900             18,991
                                                                                         ---------          ---------
          Total current liabilities                                                        38,677             54,916

Long-term debt obligations                                                                199,521            180,520
Other long-term obligations                                                                 1,049              1,089
Deferred income taxes                                                                       3,908              5,717
                                                                                         ---------          ---------
          Total liabilities                                                               243,155            242,242

Commitments and contingencies (Note 13)

Common stock warrants                                                                       2,115                  -

Stockholders' equity:
      Common stock, $.01 par value, 12,000 shares authorized; 8,500 shares
          issued and outstanding                                                                1                  1
      Additional paid-in capital                                                          112,481            109,999
      Retained earnings                                                                     6,276             17,741
      Accumulated other comprehensive (loss) income                                        (1,538)              (836)
      Excess of purchase price over book value of net assets acquired
         from entities partially under common control                                     (11,658)           (11,658)
                                                                                         ---------          ---------
          Total stockholders' equity                                                      105,562            115,247
                                                                                         ---------          ---------
          Total liabilities and stockholders' equity                                     $350,832           $357,489
                                                                                         =========          =========


The accompanying notes are an integral part of the financial statements.

                       GENERAC PORTABLE PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (AMOUNTS IN $000'S)

                                                                                                        FOR THE PERIOD
                                                                   FOR THE YEAR       FOR THE YEAR      JULY 10, 1998
                                                                      ENDED              ENDED             THROUGH
                                                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                       2000               1999               1998
                                                                 ---------------     ---------------   ---------------
Net sales                                                             $ 242,489           $ 398,096         $ 136,862
Cost of sales                                                           192,061             290,885            98,245
                                                                 ---------------     ---------------   ---------------
         Gross profit                                                    50,428             107,211            38,617
Operating expenses:
     Selling and service                                                 32,356              47,251            16,935
     General and administrative                                           7,911              10,118             2,865
     Intangible asset amortization                                        5,440               5,368             2,531
                                                                 ---------------     ---------------   ---------------
         Income from operations                                           4,721              44,474            16,286
Other expense:
     Interest expense                                                    21,333              20,823             9,674
     Deferred financing cost amortization                                 1,213                 909               401
     Expenses from withdrawn common stock offering (Note 15)                  -               1,160                 -
     Other expense (income), net                                           (107)                619              (171)
                                                                 ---------------     ---------------   ---------------
         Income (loss) before income taxes                              (17,718)             20,963             6,382
Provision (benefit) for income taxes                                     (6,253)              7,424             2,180
                                                                 ---------------     ---------------   ---------------
         Net income (loss)                                            $ (11,465)           $ 13,539           $ 4,202
                                                                 ===============     ===============   ===============

The accompanying notes are an integral part of the financial statements.

                       GENERAC PORTABLE PRODUCTS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND FOR THE PERIOD JULY 10, 1998
                          THROUGH DECEMBER 31, 1998

                    (AMOUNTS IN 000'S, EXCEPT SHARE DATA)

                                                                                           Accumulated
                                          Common Stock          Additional                   Other
                                        ---------------------    Paid-in      Retained    Comprehensive
                                        Shares      Amount       Capital      Earnings    Income (Loss)   Other (A)      Total
                                        ------     ----------   ----------    ---------   -------------   ---------    ---------
Balances, July 9, 1998                   8,500     $        1    $109,999     $      -      $     -        $(11,658)   $ 98,342

Comprehensive income:

  Net income                                 -              -           -        4,202            -               -       4,202

  Translation adjustments                    -              -           -            -          723               -         723
                                        ------     -----------   ---------    ---------     --------       ---------   ---------

Total comprehensive income                   -              -           -        4,202          723               -       4,925
                                        ------     -----------   ---------    ---------     --------       ---------   ---------

Balances, December 31, 1998              8,500     $        1    $109,999     $  4,202      $   723         (11,658)   $103,267
                                        ======     ===========   =========    =========     ========       =========   =========



Balances, December 31, 1998              8,500     $        1    $109,999     $  4,202      $   723         (11,658)   $103,267

Comprehensive income (loss):

  Net income                                 -              -           -       13,539            -               -      13,539

  Translation adjustments                    -              -           -            -       (1,559)              -      (1,559)
                                        ------     -----------   ---------    ---------     --------       ---------   ---------

Total comprehensive income (loss)            -              -           -       13,539       (1,559)              -      11,980

                                        ------     -----------   ---------    ---------     --------       ---------   ---------
Balances, December 31, 1999              8,500     $        1    $109,999     $ 17,741      $  (836)       $(11,658)   $115,247
                                        ======     ===========   =========    =========     ========       =========   =========


Balances, December 31, 1999              8,500     $        1    $109,999     $ 17,741      $  (836)       $(11,658)   $115,247

Capital contribution                         -              -       2,482            -            -               -       2,482

Comprehensive income (loss):

  Net loss                                   -              -           -      (11,465)           -               -     (11,465)

  Translation adjustments                    -              -           -            -         (702)              -        (702)
                                        ------     -----------   ---------    ---------     --------       ---------   ---------

Total comprehensive income (loss)            -              -           -      (11,465)        (702)              -     (12,167)
                                        ------     -----------   ---------    ---------     --------       ---------   ---------
Balances, December 31, 2000              8,500     $        1    $112,481     $  6,276      $(1,538)       $(11,658)   $105,562
                                        ======     ===========   =========    =========     ========       =========   =========


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

                       GENERAC PORTABLE PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN $000'S)

                                                                                                                 FOR THE PERIOD
                                                                          FOR THE YEAR       FOR THE YEAR         JULY 10, 1998
                                                                             ENDED               ENDED               THROUGH
                                                                       DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                       -----------------   -----------------    -----------------
Operating activities:
      Net income (loss)                                                  $(11,465)              $ 13,539              $  4,202
      Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation                                                       4,050                  2,881                 1,022
         Amortization                                                       6,653                  6,277                 2,932
         Accretion on senior zero coupon notes                                116                      -                     -
         Deferred income taxes                                             (2,195)                 3,180                 1,366
         Loss on sale of fixed assets                                           -                      5                     -
         Increase (decrease) in cash due to changes in:
                 Accounts receivable                                       16,281                (11,253)                6,696
                 Inventories                                              (11,882)               (12,791)               (3,627)
                 Other assets                                              (5,683)                   582                  (726)
                 Trade accounts payable                                    (5,873)                11,226                (2,106)
                 Accrued liabilities                                       (9,139)                 6,688                 6,454
                                                                         ---------              ---------             ---------
         Net cash provided by (used in) operating activities              (19,137)                20,334                16,213
                                                                         ---------              ---------             ---------

Investing activities:
     Capital expenditures                                                  (2,938)               (12,463)               (3,814)
     Proceeds from sale of fixed assets                                         -                     17                    34
                                                                         ---------              ---------             ---------
         Net cash used for investing activities                            (2,938)               (12,446)               (3,780)
                                                                         ---------              ---------             ---------

Financing activities:
     Net borrowings (payments) under revolving loan facility               16,700                   (600)              (11,008)
     Payments on other long-term debt obligations                          (8,868)                (7,794)                 (434)
     Issuance of zero coupon notes and common stock warrants               15,000                      -                     -
     Payment of deferred financing costs                                     (739)                  (532)                  (77)
                                                                         ---------              ---------             ---------
         Net cash provided by (used for) financing activities              22,093                 (8,926)              (11,519)
                                                                         ---------              ---------             ---------

Effect of exchange rate changes on cash                                      (121)                  (106)                   15
                                                                         ---------              ---------             ---------

Net (decrease) increase in cash and cash equivalents                         (103)                (1,144)                  929

Cash and cash equivalents:
      Beginning of period                                                $    384               $  1,528              $    599
                                                                         ---------              ---------             ---------
      End of period                                                      $    281               $    384              $  1,528
                                                                         =========              =========             =========

Supplemental cash flow information:
     Cash paid for interest                                              $ 21,413               $ 21,708              $  2,260
                                                                         =========              =========             =========
     Cash paid for taxes                                                 $    356               $  4,610              $      -
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

                                            PRO FORMA INFORMATION
                                              FOR THE YEAR ENDED
                                              DECEMBER 31, 1998
                                              -----------------
Net sales                                         $ 276,413
Net income                                            5,835

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

         RESEARCH AND DEVELOPMENT COSTS: Generac has an ongoing program of new product development and existing product enhancement through redesign of existing products and the addition of new models. Costs related to these programs are expensed as incurred and totaled $2,553, $2,682 and $1,011 for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998, respectively. Costs related to manufacturing start-up activities for new products are included in cost of sales as incurred.

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

Land improvements                             20
Buildings                                     40
Machinery and equipment                     7-10
Dies and tools                               3-5
Office equipment                            5-10
Vehicles                                     3-5

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

         PRODUCT WARRANTIES: Generac provides that warranted products are merchantable and free of defects in workmanship and material generally for a period of one year. Warranty reserves are provided as charges to operations under selling and service expense for estimated normal warranty costs and, if applicable, for any significant problems known to exist on products sold. Warranty expense totaled $3,950, $5,793 and $1,989 for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998, respectively.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the bank credit facility approximate fair value since the underlying instruments bear interest at a variable rate that reprices frequently. The fair value of Generac's Senior Subordinated Notes at December 31, 2000 and 1999 is based upon market quotations as of such date. The fair value of the interest rate swap arrangement is the amount at which it could be settled, based on a quote obtained from the respective financial institution (see Note 7).

         REVENUE RECOGNITION: Revenue is recognized by the company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. These criteria are satisfied, and accordingly, revenue is recognized, upon shipment by the company. Provisions for estimated product returns and sales incentives are recorded in the period in which the sales are recognized. In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was effective for the Company in the fourth quarter of 2000 and did not have a material effect on the company's financial statements.

         SHIPPING AND HANDLING FEES AND COSTS: During the fourth quarter of 2000, the company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with EITF 00-10, revenue from shipping and handling costs is reflected in net sales. The costs associated with shipping and handling of product for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998 were $4,219, $8,021, and $3,128, respectively, and are reflected in selling and service expense.

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

         FUTURE ACCOUNTING CHANGES: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recorded in the consolidated balance sheets at their fair value. Changes in fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. In June 1999, the statement's effective date was delayed by one year, and it will be effective January 1, 2001 for Generac. Given the company's current derivative and hedging activities, the effect of adoption will not have a material effect on the company's results of operations or financial position.

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on a subset of EITF No. 00-22, "Accounting for "Points" and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." This issue requires recognition of the liability associated with time- or volume-based incentives as earned by the customer and classification of these incentives as a reduction of net revenue. EITF 00-22 is effective for the Company in the first quarter of 2001. The Company classifies these incentives as selling and service expense and is currently evaluating the impact of implementing EITF 00-22.


3.       INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                2000                  1999
                                          -----------------     -----------------
Raw materials and sub-assemblies          $         43,488      $         33,814
Finished goods                                      26,420                24,558
                                          -----------------     -----------------
                                          $         69,908      $         58,372
                                          =================     =================

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at December 31, 2000 and 1999:

                                              2000                  1999
                                        -----------------     -----------------
Land and land improvements              $          1,061      $          1,095
Buildings                                          9,565                 9,642
Machinery and equipment                           13,188                12,438
Dies and tools                                     3,806                 3,194
Office equipment                                   7,866                 5,899
Vehicles                                              28                    24
                                        -----------------     -----------------
                                                  35,514                32,292
Accumulated depreciation                          (7,905)               (3,875)
                                        -----------------     -----------------
                                                  27,609                28,417
Construction in progress                               -                   494
                                        -----------------     -----------------
                                        $         27,609      $         28,911
                                        =================     =================

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 2000 and 1999:

                                              2000                  1999
                                        -----------------     -----------------
Goodwill                                $        214,179      $        213,928
Trademarks and patents                               100                   100
Noncompete agreement                                 852                   100
                                        -----------------     -----------------
                                                 215,131               214,128
Accumulated amortization                         (13,340)               (7,899)
                                        -----------------     -----------------
                                        $        201,791      $        206,229
                                        =================     =================

6.       OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following at December 31, 2000 and 1999:

                                              2000                  1999
                                        -----------------     -----------------
Sales incentives                        $          3,248      $          9,370
Product warranty                                   1,023                 1,984
Accrued interest                                   6,333                 6,529
Other                                                296                 1,108
                                        -----------------     -----------------
                                        $         10,900      $         18,991
                                        =================     =================

7.       LONG-TERM DEBT OBLIGATIONS

         Long-term debt consists of the following at December 31, 2000 and 1999:

                                              2000                  1999
                                        -----------------     -----------------
Bank credit facility                    $         85,854      $         77,493
Senior zero coupon notes                          10,519                     -
Senior subordinated notes                        110,000               110,000
Capital lease obligations                          1,366                 1,896
                                        -----------------     -----------------
                                                 207,739               189,389
Less:  current portion                            (8,218)               (8,869)
                                        -----------------     -----------------
                                        $        199,521      $        180,520
                                        =================     =================

         In connection with the Acquisition, Generac Portable Products, LLC entered into a $115 million bank credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility provides for maximum borrowings under two term loans of $45 million ("A Term Loan") and $40 million ("B Term Loan"), respectively, with balances outstanding at December 31, 2000 of $31.4 million and $37.7 million, respectively. The Senior Secured Credit Facility also provides for maximum borrowings of $30 million, less the amount outstanding under letters of credit, under revolving loan arrangements due December 31, 2003, with a balance outstanding at December 31, 2000 of $16,700. The A Term Loan Facility will mature 5 1/2 years from July 9, 1998. The B Term Loan Facility will mature seven years from July 9, 1998. The A Term Loan Facility will provide for amortization of $2.5 million in the first year, $6.25 million in the second year, $7.5 million in the third year, $10.0 million in the fourth year, $12.5 million in the fifth year and $6.25 million in the sixth year. The B Term Loan Facility will provide for nominal annual amortization in the first five years and amortization of $19 million in each of the sixth and seventh years. Additionally, Generac is also required to make an annual principal payment equal to its excess cash flow, as defined. There is no required excess cash flow payment for the year ended December 31, 2000. The interest rates under the A Term Loan Facility and the revolving loan portion of the facility will be based, at the option of Generac Portable Products, LLC, on either a Eurodollar rate plus 3.25% per annum or a base rate plus 2.25% per annum, subject to a pricing grid that will provide for reductions in the applicable interest rate margins based on Generac's consolidated debt to earnings before interest, income taxes, depreciation and amortization ("EBITDA") ratio. The interest rate under the B Term Loan Facility is based, at the option of Generac Portable Products, LLC, on a Eurodollar rate plus 3.75% or a base rate plus 2.75%, subject to a pricing grid that will provide for reductions in the applicable interest rate margins based on Generac's consolidated debt to EBITDA ratio. The weighted average interest rate for the term loans as of December 31, 2000 was 10.0%. Borrowings under the revolving loans bear interest at the prime rate plus 2.25%. A commitment fee of 0.50% per annum is charged on the unused revolving loan portion of the Senior Secured Credit Facility, subject to a pricing grid that will provide for reductions in the applicable commitment fee margin based on

Generac's consolidated debt to EBITDA ratio. Substantially all of Generac's assets are pledged as collateral under the Senior Secured Credit Facility.

         Effective October 15, 1998, Generac entered into an interest rate swap agreement with a major financial institution to reduce the impact of changes in interest rates on its floating rate long-term debt. The notional amount of this agreement was $30 million at December 31, 2000. Interest expense has been adjusted for the net amount payable under this agreement. This agreement decreased Generac's interest expense for the year ended December 31, 2000 by $230. The fair value of the interest rate swap agreement was $35 at December 31, 2000, which is the amount Generac would have received to settle the instrument at such date. Generac is exposed to credit loss in the event of non-performance by the financial institution, however, management does not anticipate such non-performance.

         Also on July 9, 1998, Generac Portable Products, LLC and GPPW issued $110 million of 11.25% Senior Subordinated Notes due June 30, 2006 (the "Notes") to BT Alex. Brown Incorporated (the "Initial Purchaser"). The Initial Purchaser subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions. The estimated fair value of the Notes at December 31, 2000 is approximately $28.1 million.

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

         On November 20, 2000, The Beacon Group III - Focus Value Fund, L.P. (the "Fund"), Generac's majority stockholder, purchased a unit (the "Unit") consisting of a newly issued senior zero coupon note with an aggregate principal amount of $19.5 million, due July 1, 2006, and a warrant to purchase 340 shares of the common stock of Generac in exchange for an aggregate of $15 million in cash. The warrants have an exercise price of $.01 per share and are exercisable at any time through November 20, 2010. The proceeds from the sale of the Unit were used by Generac to repay the principal of, and interest on, revolving indebtedness, and for general corporate purposes. Both the senior zero coupon notes and the warrants have been recorded in the financial statements at their estimated fair market values at the issuance date. The difference between the consideration paid by the Fund ($15 million) and the combined fair market values of the zero coupon notes and attached warrants totaled $2,482 and has been recorded as an increase in additional paid-in capital.


         Generac expects that an event of default will occur under the Senior Secured Credit Facility on March 31, 2001 arising from a failure by Generac to comply with one or more financial covenants set forth in the Senior Secured Credit Facility. Generac intends to seek a waiver of such event of default from the lenders party to the Senior Secured Credit Facility. If such event of default occurs and Generac is unable to obtain a waiver of such event of default, the lenders under the Senior Secured Credit facility may cause the loans thereunder to become immediately due and payable, which would constitute an event of default under the zero coupon notes and the Notes. There can be no assurance that Generac would be able to make payments under the Senior Secured Credit Facility, the zero coupon notes and the Notes in such circumstances.

         Capital lease obligations relate to Generac's obligations on leases for industrial equipment. These obligations are due in monthly installments including principal and interest at a rate of 8.6% and mature November 30, 2002.

         The aggregate scheduled maturities of long-term debt and capital lease obligations in subsequent years are as follows:

2001                                 $         8,218
2002                                          13,266
2003                                          38,172
2004                                          18,376
2005                                           9,188
Thereafter                                   120,519
                                    -----------------
                                     $       207,739
                                    =================

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

                                                                                                        FOR THE PERIOD
                                                                                                        JULY 10, 1998
                                                                                                           THROUGH
                                                           2000                   1999                DECEMBER 31, 1998
                                                     ------------------     -----------------     ---------------------------
Service cost                                                     $ 414                 $ 340                            $ 48
Interest cost on projected benefit obligation                      110                    88                              24
Return on assets                                                   (26)                   (1)                              -
Amortization of net loss from earlier periods                       53                    21                               -
                                                     ------------------     -----------------     ---------------------------
                                                                 $ 551                 $ 448                            $ 72
                                                     ==================     =================     ===========================

         The following table summarizes those items comprising the change in the benefit obligation:

                                                                                                     JULY 10, 1998
                                                                                                        THROUGH
                                                            2000                1999               DECEMBER 31, 1998
                                                        --------------     ---------------     ---------------------------
Benefit obligation as of the beginning of the period          $ 1,614               $ 750                           $ 678
Service cost                                                      414                 340                              48
Interest cost                                                     110                  88                              24
Actuarial loss (gain)                                            (422)                436                               -
                                                        --------------     ---------------     ---------------------------
Benefit obligation as of the end of the period                $ 1,716             $ 1,614                           $ 750
                                                        ==============     ===============     ===========================

         The following table summarizes those items comprising the change in the fair value of plan assets during 2000 and 1999. There were no assets contributed to the plans as of December 31, 1998:

                                                                            2000                1999
                                                                        --------------     ---------------
Fair value of plan assets as of the beginning of the period             $         101      $            -
Company contributions                                                             525                 100
Actual return on plan assets                                                       26                   1
                                                                        --------------     ---------------
Fair value of plan assets as of the end of the period                   $         652      $          101
                                                                        ==============     ===============

         The following table summarizes the funded status of the plans as of December 31, 2000 and 1999:

                                       2000                1999
                                   --------------     ---------------
Funded status of plan              $      (1,064)     $       (1,513)
Unrecognized net loss (gain)                 (19)                415
                                   --------------     ---------------
Net amount recognized              $      (1,083)     $       (1,098)
                                   ==============     ===============

         The assumptions used in developing the pension information as of December 31, 2000 and 1999 were as follows:

                                         2000                   1999
                                   ------------------     -----------------
Discount rate                                  7.50%                 8.00%
Return on plan assets                          8.00%                 8.00%
Rate of compensation increase                  5.50%                 5.50%

         In connection with the Acquisition, Generac established deferred compensation plans for certain key employees and at December 31, 2000 and 1999, approximately $469 and $401, respectively, was included in other long-term obligations related to such plans. Deferred compensation expense charged to operations was $68, $61 and $23 for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998, respectively. In connection with the Acquisition, Generac established a qualified 401(k) profit sharing plan covering substantially all full-time employees. The company contribution for the year ended December 31, 2000 was $132. No contributions were made to the plan for the year ended December 31, 1999 or for the period ended December 31, 1998.

9.       INCOME TAXES

         The provision for income taxes consists of the following:

                                                                                          FOR THE
                                                                                          PERIOD
                                                                                        JULY 10, 1998
                                                                                          THROUGH
                                                                                         DECEMBER 31,
                                                           2000             1999            1998
                                                    -----------------  --------------   -------------
Current:
          Federal                                           $ (4,014)        $ 3,799         $   781
          State                                                  (44)            295              33
          Foreign                                                  -             150               -
                                                    -----------------  --------------   -------------
                  Total current                               (4,058)          4,244             814

Deferred:
          Federal and state                                   (2,195)          3,180           1,366
                                                    -----------------  --------------   -------------
                  Total provision for income taxes          $ (6,253)        $ 7,424         $ 2,180
                                                    =================  ==============   =============

         The components of consolidated pretax income (loss) for the years ended December 31, 2000 and 1999 are as follows:

                                   2000                1999
                          --------------------  ------------------
United States              $          (16,015)   $         21,247
Europe                                 (1,703)               (284)
                          --------------------  ------------------
Total                      $          (17,718)   $         20,963
                          ====================  ==================


         The following reconciles the U.S. federal statutory income tax rate with Generac's effective tax rate:

                                                                                                               FOR THE PERIOD
                                                                                                               JULY 10, 1998
                                                                                                                  THROUGH
                                                            2000                         1999                DECEMBER 31, 1998
                                                  --------------------------     --------------------   ---------------------------
U.S. federal statutory income tax rate                               (34.0%)                   34.0%                         34.0%
State income taxes, net of federal benefit                             (0.3)                     1.8                           1.0
Foreign income taxes, net of federal benefit                              -                      0.7                             -
Amortization of excess tax goodwill                                    (1.5)                    (1.3)                         (2.0)
Other                                                                   0.5                      0.2                           1.2
                                                  --------------------------     --------------------   ---------------------------
                                                                     (35.3%)                   35.4%                         34.2%
                                                  ==========================     ====================   ===========================

         Deferred income taxes reflected in the balance sheet consist of the following at December 31, 2000 and 1999:

                                                               2000                           1999
                                                    ---------------------------     --------------------------
   Deferred tax assets:
               Net operating loss carryforwards      $                   4,830       $                      -
               Inventories and receivables                               1,003                            271
               Sales incentives                                            141                            197
               Accrued warranty                                            331                            607
               Employee benefits                                           171                            203
               Other                                                       824                              -
                                                    ---------------------------     --------------------------
                                                                         7,300                          1,278

   Deferred tax liabilities:
               Fixed assets                                             (1,344)                          (688)
               Intangible assets                                        (8,307)                        (5,105)
               Other                                                         -                            (31)
                                                    ---------------------------     --------------------------
                                                                        (9,651)                        (5,824)
                                                    ---------------------------     --------------------------
                                                     $                  (2,351)      $                 (4,546)
                                                    ===========================     ==========================

         The company has approximately $13,625 in both federal and state net operating loss carryforwards. These carryforwards expire at various dates through fiscal 2020. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of The Internal Revenue Code of 1986.


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

         As discussed in footnote 7, the Unit consisting of a zero coupon note and attached warrants were recorded in the financial statements at their respective fair market values at issuance. The difference between the consideration paid by the Fund ($15 million) and the combined fair market values of the zero coupon notes and attached warrants totaled $2,482 and has been recorded as an increase in additional paid-in capital.

         Effective July 9, 1998, Generac's board of directors approved the Generac Portable Products, Inc. Stock Option Plan which provides for the granting of stock options as an incentive to members of the board of directors and certain key employees. Under this Plan, stock options to acquire up to 1,619 shares of common stock, in the aggregate, may be granted under a time-vesting formula at an exercise price equal to the fair market value of the common stock at the date of grant. The options become exercisable in equal increments beginning on the first anniversary of the grant date over a three to five-year period and expire ten years subsequent to the grant date.

         Stock option transactions for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 are summarized as follows:

                                                       2000                       1999                     1998
                                             -------------------------  --------------------------  --------------------
Options granted                                                     -                         304                 1,164
Exercise price - options granted                                  N/A    $                 16,349    $           12,945
Options forfeited                                                 101                          51                     -
Exercise price - options forfeited            $                12,945    $                 12,945                   N/A
Options outstanding                                             1,316                       1,417                 1,164
Exercised options                                                   -                           -                     -
Exercisable options                                               557                         243                     -
Remaining contractual life (years)                                8.4                         9.4                   8.5
Fair value at grant date                                          N/A    $                  5,469    $            4,340

         The fair value was estimated using the minimum value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", assuming an expected option life of 7 years and a risk-free interest rate of 6%.

         Generac applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized in the statement of income for the years ended December 31, 2000 and 1999 and during the period ended December 31, 1998. If compensation cost had been determined in accordance with SFAS No.123, net income would have decreased approximately $892, $843 and $351 during the years ended December 31, 2000 and 1999 and during the period ended December 31, 1998, respectively.

         On May 20, 1999, the company effected a 1,250 for one common stock split and on May 28, 1999, the company effected a 1.189 for one common stock split. On June 9, 2000, the company effected a one for 1,486.25 reverse common stock split. All share information in these consolidated financial statements has been retroactively adjusted to reflect these stock splits.

11.      LEASES

         Generac leases certain manufacturing equipment, computer equipment and vehicles under operating leases with lease terms ranging up to 5 years. Additionally, in connection with the Acquisition, Generac entered into a capital lease arrangement with GPSI for certain manufacturing equipment. Property, plant and equipment at December 31, 2000 and 1999 includes $1,753 and $2,102, respectively, for equipment under capital leases, which is net of $863 and $514 in accumulated depreciation, respectively. Following is a summary of future minimum payments under capitalized leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000:

                                                   Operating              Capital
                                                     Leases                Leases
                                                -----------------     -----------------
2001                                                     $   724               $   673
2002                                                         233                   830
2003                                                          90                     -
2004                                                          29                     -
Thereafter                                                    15                     -
                                                -----------------     -----------------
                                                         $ 1,091                 1,503
                                                =================
Less amount representing interest                                                 (137)
                                                                      -----------------
Present value of minimum lease payments                                        $ 1,366
                                                                      =================

         Total rent expense recognized by Generac for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998 was $2,472, $2,521 and $559, respectively.

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

         Information regarding Generac's geographic areas is summarized below:

                                                         United
                                                         States            Europe          Consolidated
                                                    -----------------   --------------   ------------------
As and for the year ended December 31, 2000:
       Net sales to unaffiliated customers                 $ 220,428          $22,061            $ 242,489
       Long-lived assets                                     233,371            2,204              235,575
As and for the year ended December 31, 1999:
       Net sales to unaffiliated customers                   358,999           39,097              398,096
       Long-lived assets                                     239,448            2,505              241,953
As and for the period ended December 31, 1998:
       Net sales to unaffiliated customers                   126,740           10,122              136,862
       Long-lived assets                                     235,517            2,574              238,091

         Generac sells primarily to large home center retailers. Two customers accounted for approximately 61% of net sales for the year ended December 31, 2000. Both customers individually comprise more than 10% of Generac's net sales. Included in accounts receivable at December 31, 2000 are amounts due from these two customers aggregating $20,854. Three customers accounted for approximately 73% and 74% of net sales for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively. All three customers individually comprise more than 10% of Generac's net sales. Included in accounts receivable at December 31, 1999 are amounts due from these three customers aggregating $33,236.

         Generac purchases its materials from a broad supplier base. Three suppliers accounted for approximately 46% of purchases for the year ended December 31, 2000. Accounts payable to these three suppliers approximated $8,867 at December 31, 2000. Two suppliers accounted for approximately 44% and 41% of purchases for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. Accounts payable to these two suppliers approximated $7,049 at December 31, 1999. Each of these suppliers individually comprised more than 10% of Generac's purchases for the respective periods.


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


AS OF DECEMBER 31, 2000
                               GENERAC PORTABLE                               GENERAC PORTABLE
                                PRODUCTS, INC.        GPPW         GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                               ------------------   ---------  -------------  ------------------   --------------  ---------------
 Current assets                $           5,523    $    276   $      5,247   $         109,734    $      (5,523)  $      115,257
 Investment in affiliates                117,220       5,785        109,820                   -         (232,825)               -
 Noncurrent assets                         3,908           -              -             235,575           (3,908)         235,575
                               ------------------   ---------  -------------  ------------------   --------------  ---------------
                               $         126,651    $  6,061   $    115,067   $         345,309    $    (242,256)  $      350,832
                               ==================   =========  =============  ==================   ==============  ===============

 Current liabilities           $           5,523    $      -   $          -   $          38,677    $      (5,523)  $       38,677
 Long-term debt                                -           -              -             199,521                -          199,521
 Other long-term obligations               3,908         195          3,713               1,049           (3,908)           4,957
 Common stock warrants                         -           -              -               2,115                -            2,115
 Stockholders' equity                    117,220       5,866        111,354             103,947         (232,825)         105,562
                               ------------------   ---------  -------------  ------------------   --------------  ---------------
                               $         126,651    $  6,061   $    115,067  $          345,309    $    (242,256)  $      350,832
                               ==================   =========  =============  ==================   ==============  ===============

AS OF DECEMBER 31, 1999
                               GENERAC PORTABLE                               GENERAC PORTABLE
                                PRODUCTS, INC.        GPPW         GPPD         PRODUCTS, LLC      ELIMINATIONS     CONSOLIDATED
                               ------------------   ---------  -------------  ------------------   --------------  ---------------
 Current assets                $           1,619    $     59   $      1,112   $         114,365    $      (1,619)  $      115,536
 Investment in affiliates                126,905       6,596        125,303                   -         (258,804)               -
 Noncurrent assets                         5,717           -              -             241,953           (5,717)         241,953
                               ------------------   ---------  -------------  ------------------   --------------  ---------------
                               $         134,241    $  6,655   $    126,415   $         356,318    $    (266,140)  $      357,489
                               ==================   =========  =============  ==================   ==============  ===============

 Current liabilities           $           1,619    $     23   $        425   $          54,468    $      (1,619)  $       54,916
 Long-term debt                                -           -              -             180,520                -          180,520
 Other long-term obligations               5,717         286          5,431               1,089           (5,717)           6,806
 Stockholders' equity                    126,905       6,346        120,559             120,241         (258,804)         115,247
                               ------------------   ---------  -------------  ------------------   --------------  --------------
                               $         134,241    $  6,655   $    126,415   $         356,318    $    (266,140)  $      357,489
                               ==================   =========  =============  ==================   ==============  ===============

FOR THE YEAR ENDED DECEMBER 31, 2000
                                           GENERAC PORTABLE
                                            PRODUCTS, INC.       GPPW          GPPD
                                          -------------------  ---------   -------------
 Net sales                                 $               -    $     -     $         -
 Gross profit                                              -          -               -
 Operating expenses                                        -          -               -
                                          -------------------  ---------   -------------
 Income from operations                                    -          -               -
 Interest expense                                          -          -               -
 Other expense (income), net                               -          -               -
 Equity in earnings of affiliates                    (11,465)      (886)        (16,909)
                                          -------------------  ---------   -------------
 Income (loss) before income taxes                   (11,465)      (886)        (16,909)
 Provision (benefit) for income taxes                      -       (317)         (6,013)
                                          -------------------  ---------   -------------
 Net income (loss)                         $         (11,465)   $  (569)    $   (10,896)
                                          ===================  =========   =============

FOR THE YEAR ENDED DECEMBER 31, 1999
                                           GENERAC PORTABLE
                                            PRODUCTS, INC.       GPPW          GPPD
                                          -------------------  ---------   -------------
 Net sales                                 $               -    $     -     $         -
 Gross profit                                              -          -               -
 Operating expenses                                        -          -               -
                                          -------------------  ---------   -------------
 Income from operations                                    -          -               -
 Interest expense                                          -          -               -
 Other expense (income), net                               -          -               -
 Equity in earnings of affiliates                     13,539      1,045          19,856
                                          -------------------  ---------   -------------
 Income before income taxes                           13,539      1,045          19,856
 Provision for income taxes                                -        368           6,994
                                          -------------------  ---------   -------------
 Net income                                $          13,539    $   677     $    12,862
                                          ===================  =========   =============


FOR THE PERIOD ENDED DECEMBER 31, 1998
                                           GENERAC PORTABLE
                                            PRODUCTS, INC.       GPPW          GPPD
                                          -------------------  ---------   -------------
 Net sales                                 $               -    $     -     $         -
 Gross profit                                              -          -               -
 Operating expenses                                        -          -               -
                                          -------------------  ---------   -------------
 Income from operations                                    -          -               -
 Interest expense                                          -          -               -
 Other expense (income), net                               -          -               -
 Equity in earnings of affiliates                      4,202        319           6,063
                                          -------------------  ---------   -------------
 Income before income taxes                            4,202        319           6,063
 Provision for income taxes                                -        109           2,071
                                          -------------------  ---------   -------------
 Net income                                $           4,202    $   210     $     3,992
                                          ===================  =========   =============

FOR THE YEAR ENDED DECEMBER 31, 2000
                                          GENERAC PORTABLE
                                            PRODUCTS, LLC     ELIMINATIONS     CONSOLIDATED
                                          ------------------  --------------  ---------------
 Net sales                                 $        242,489    $          -    $     242,489
 Gross profit                                        50,428               -           50,428
 Operating expenses                                  45,707               -           45,707
                                          ------------------  --------------  ---------------
 Income from operations                               4,721               -            4,721
 Interest expense                                    21,333               -           21,333
 Other expense (income), net                          1,106               -            1,106
 Equity in earnings of affiliates                         -          29,260                -
                                          ------------------  --------------  ---------------
 Income (loss) before income taxes                  (17,718)         29,260          (17,718)
 Provision (benefit) for income taxes                    77               -           (6,253)
                                          ------------------  --------------  ---------------
 Net income (loss)                         $        (17,795)   $     29,260    $     (11,465)
                                          ==================  ==============  ===============

FOR THE YEAR ENDED DECEMBER 31, 1999
                                          GENERAC PORTABLE
                                            PRODUCTS, LLC     ELIMINATIONS     CONSOLIDATED
                                          -------------------  ---------   -------------

 Net sales                                 $        398,096    $          -    $     398,096
 Gross profit                                       107,211               -          107,211
 Operating expenses                                  62,737               -           62,737
                                          ------------------  --------------  ---------------
 Income from operations                              44,474               -           44,474
 Interest expense                                    20,823               -           20,823
 Other expense (income), net                          2,688               -            2,688
 Equity in earnings of affiliates                         -         (34,440)               -
                                          ------------------  --------------  ---------------
 Income before income taxes                          20,963         (34,440)          20,963
 Provision for income taxes                              62               -            7,424
                                          ------------------  --------------  ---------------
 Net income                                $         20,901    $    (34,440)   $      13,539
                                          ==================  ==============  ===============


FOR THE PERIOD ENDED DECEMBER 31, 1998
                                          GENERAC PORTABLE
                                            PRODUCTS, LLC     ELIMINATIONS     CONSOLIDATED
                                          ------------------  --------------  ---------------

 Net sales                                 $        136,862    $          -    $     136,862
 Gross profit                                        38,617               -           38,617
 Operating expenses                                  22,331               -           22,331
                                          ------------------  --------------  ---------------
 Income from operations                              16,286               -           16,286
 Interest expense                                     9,674               -            9,674
 Other expense (income), net                            230               -              230
 Equity in earnings of affiliates                         -         (10,584)               -
                                          ------------------  --------------  ---------------
 Income before income taxes                           6,382         (10,584)           6,382
 Provision for income taxes                               -               -            2,180
                                          ------------------  --------------  ---------------
 Net income                                $          6,382    $    (10,584)   $       4,202
                                          ==================  ==============  ===============


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

16.      SUBSEQUENT EVENTS

         On March 21, 2001, Generac Portable Products, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Briggs & Stratton Corporation, ("Briggs"), GPP Merger Corporation, a wholly owned direct subsidiary of Briggs, and The Beacon Group III -- Focus Value Fund, L.P., the majority shareholder of Generac ("Beacon"), providing for the merger of GPP Merger Corporation into Generac, with Generac as the surviving corporation. The closing of the Merger is expected to occur on (a) the later of April 30, 2001 or
(b) the second business day after satisfaction of the conditions of the Merger.

         Pursuant to the terms of the Merger Agreement, the existing shareholders of Generac and the holders of warrants to purchase Generac stock (collectively, the "Shareholders") will receive (a) $55 million, adjusted downward for purchase price adjustments related to the failure, if any, to meet certain targets for shareholders' equity and working capital minus the transaction costs of Generac and the Shareholders (the "Base Price"), plus (b) an amount (the "Earnout") equal to (A) 40% of the amount by which Generac's consolidated earnings before interest, taxes, depreciation and amortization, excluding unusual gains and losses, for the 12-month period ending June 30, 2002, multiplied by 6, exceeds the sum of the Base Price plus the transaction costs of Generac and the Shareholders plus the aggregate amount of indebtedness of Generac on a consolidated basis as of the closing of the Merger, minus (B) the amount, if any, payable to holders of options for Generac stock, which options will be cancelled in connection with the Merger. In no event, however, will the sum of the Base Price plus the transaction costs of Generac and the Shareholders plus the aggregate amount of indebtedness of Generac on a consolidated basis as of the closing of the Merger plus the Earnout plus the option payments exceed $350 million.

         It is expected that the Merger will constitute a "change of control" under the Indenture dated as of July 1, 1998 (the "Indenture") between Generac Portable Products, LLC ("LLC") and GPPW Inc. ("GPPW" and together with LLC, the "Offerors") and HSBC Bank USA (formerly Marine Midland Bank), as trustee, with respect to the 11-1/4% Senior Subordinated Notes due 2006 (the "Notes") of the Offerors. The Offerors are wholly owned subsidiaries of Generac. As a consequence of the "change of control", the Offerors will be obligated within 30 days after the Merger is consummated to make an offer to purchase all or a portion of the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of payment.

         In addition, it is expected that consummation of the Merger will constitute an event of default under Generac's existing credit facility under the Credit Agreement dated as of July 9, 1998 among LLC, GPPW, Bankers Trust Company, as administrative agent, and the various banks and financial institutions parties thereto (as amended, the "Credit Agreement"). If LLC is unable to obtain a waiver of such event of default, LLC's lenders under the Credit Agreement may cause the loans thereunder to become immediately due and payable. In addition, it is also expected that consummation of the Merger will constitute an event of default under LLC's zero coupon notes due July 1, 2006 under the Unit Purchase Agreement, dated as of November 20, 2000, among Generac, LLC and Beacon. If LLC is unable to obtain a waiver of such event of default, Beacon may cause such zero coupon notes to become immediately due and payable. In the event LLC defaults on the Credit Agreement or the zero coupon notes and the lenders or Beacon, as the case may be, cause the loans or zero coupon notes to become immediately due and payable, there can be no assurance that LLC will be able to make its respective payments thereunder or that LLC will be able to pay the Notes upon the occurrence of an event of default following the acceleration of amounts owing under the Credit Agreement or the zero coupon notes.

         On March 27, 2001, Generac Portable Products, LLC and GPPW, Inc. commenced a cash tender offer and consent solicitation (the "Offer") for all of the Notes, upon the terms and subject to the conditions set forth in the Offer, for $1,010 for each $1,000 principal amount of Notes validly tendered pursuant to the Offer. In addition, tendering holders of the Notes will receive accrued and unpaid interest on their Notes accepted for purchase to, but not including, the payment date. The Offer will expire at on April 27, 2001, unless extended. In conjunction with the Offer, the company is soliciting consents of the registered holders of Notes to the adoption of certain proposed amendments to the Indenture relating to the Notes. The proposed amendments will be effective when the Offer is consummated as to all Notes that are not purchased in the Offer, provided all other conditions to the Offer have otherwise been satisfied. The Offer is being made in connection with the Merger Agreement entered into on March 21, 2001 and is conditioned upon, among other things, the completion of the merger and the receipt of the consents necessary to adopt the proposed amendments as well as certain other conditions.

                                  SCHEDULE I
                       GENERAC PORTABLE PRODUCTS, INC.
                   SCHEDULE OF COMBINED VALUATION ACCOUNTS

                                                                  BALANCE AT
                                                                  BEGINNING        CHARGES TO                         BALANCE AT
                                                                  OF PERIOD         EXPENSE          DEDUCTIONS      END OF PERIOD
                                                                ---------------  --------------   --------------   -----------------
ACCOUNTS RECEIVABLE:
       For the Year Ended December 31, 2000                                548             157              512                  193
       For the Year Ended December 31, 1999                                242             372               66                  548
       For the Period July 10, 1998 through December 31, 1998              225              17                -                  242

                                                                   BALANCE AT
                                                                   BEGINNING       CHARGES TO                         BALANCE AT
                                                                   OF PERIOD        EXPENSE          DEDUCTIONS      END OF PERIOD
                                                                ---------------  --------------   --------------   -----------------
INVENTORY
       For the Year Ended December 31, 2000                              1,511             581              811                1,281
       For the year ended December 31, 1999                                774           2,089            1,352                1,511
       For the period July 10, 1998 through December 31, 1998              500             593              319                  774

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Generac Corporation:

         We have audited the accompanying statements of income and cash flows for the six months and nine days ended July 9, 1998. Our audit also included the financial statement schedule listed at Item 14 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Portable Products Division, a Business Unit of Generac Corporation for the six months and nine days ended July 9, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 29, 1999

                 PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT
                            OF GENERAC CORPORATION

                        STATEMENT OF INCOME (IN 000'S)

                                          FOR THE SIX MONTHS
                                             AND NINE DAYS
                                          ENDED JULY 9, 1998
                                       --------------------------
Net sales                              $                 139,551
Cost of sales                                            104,537
                                       --------------------------
     Gross profit                                         35,014
                                       --------------------------

Expenses
  Selling and service                                     16,624
  General and administative                                2,380
                                       --------------------------
     Total expenses                                       19,004
                                       --------------------------

Income from operations                                    16,010
Other expenses
  Interest expense                                         1,409
  Foreign currency                                           108
                                       --------------------------
     Total other expense                                   1,517
                                       --------------------------

Net income                             $                  14,493
                                       ==========================

Comprehensive income
  Net income                           $                  14,493
  Translation adjustments                                   (535)
                                       --------------------------
     Total comprehensive
        income                         $                  13,958
                                       ==========================

See notes to financial statements.

                 PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT
                            OF GENERAC CORPORATION

                      STATEMENT OF CASH FLOWS (IN 000'S)

                                                  FOR THE SIX MONTHS
                                                    AND NINE DAYS
                                                  ENDED JULY 9, 1998
                                              ---------------------------
Operating Activities:
  Net income                                   $                  14,493
  Adjustments to reconcile net
     income to net cash used in
     operating activities:
     Depreciation                                                    796
     (Increase) decrease in assets:
        Accounts receivable                                      (29,943)
        Inventories                                              (10,054)
        Prepaid expenses                                            (224)
     Increase in liabilities:
        Accounts payable                                           7,936
        Accrued liabilities                                        3,428
                                              ---------------------------
           Net cash used in
              operating activities                               (13,568)

Investing Activities--Capital
  expenditures                                                    (1,553)

Financing Activities--Increase
  in business unit investment, net                                14,787

Effect of exchange rate changes
  on cash                                                           (132)
                                              ---------------------------

Net decrease in cash
  and cash equivalents                                              (466)

Cash and cash equivalents:
  Beginning of Period                                              1,065
                                              ---------------------------
  End of Period                                $                     599
                                              ===========================

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

     SHIPPING AND HANDLING FEES AND COSTS: During the fourth quarter of 2000, the Business Unit adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with EITF 00-10, revenue from shipping and handling costs is reflected in net sales. The costs associated with shipping and handling of product for the six months and nine days ended July 9, 1998 were $3,471 and are reflected in selling and service expense.

     RESEARCH AND DEVELOPMENT COSTS -- The Business Unit has an ongoing program of new product development and existing product enhancement through redesign of existing products and the addition of new models. Costs related to these programs are expensed as incurred and totaled $925,000 for the six months and nine days ended July 9, 1998.

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
Office equipment                                        5 to 10

     PRODUCT WARRANTIES -- The Business Unit provides that warranted products are merchantable and free of defects in workmanship and material generally for a period of one year. Warranty reserves are provided as charges to operations under selling and service expense for estimated normal warranty costs and, if applicable, for any significant problems known to exist on products sold. Warranty expense totaled $1,848,000 for the six months and nine days ended July 9, 1998.

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

2.   BUSINESS UNIT INVESTMENT

     The Business Unit is an operating unit of Generac with separate financial reporting. The financial statements for the six months and nine days ended July 9, 1998 include allocations by Generac for certain operating and employee benefit costs incurred on behalf of the Business Unit. These costs are allocated based on estimates of time and services provided, specifically identifiable charges, or relevant criteria that establish the Business Unit's pro rata charge of costs common to all Generac operating units. Allocated support costs from Generac to the Business Unit during the six months and nine days ended July 9, 1998 included manufacturing support of $125,000, service support of $11,000, research and development support of $21,000, general and administrative support of $152,000 and human resource and employee benefits support of $76,000.

     Research and development expenses totaling $131,000 were incurred by the Business Unit's United Kingdom branch during the six months and nine days ended July 9, 1998 on behalf of Generac and charged to Generac.

     The Business Unit and Generac supply each other with certain inventories. Total inventories transferred during the six months and nine days ended July 9, 1998 were $7,855,000 from Generac to the Business Unit and $350,000 from the Business Unit to Generac. Commencing February 1, 1998, certain production was transferred from the Business Unit to Generac. During the five months and nine days ended July 9, 1998, the Business Unit purchased $12,223,000 of inventories related to such transferred production.

     The Business Unit is also charged a portion of Generac's interest expense based upon levels of Business Unit investment. This interest charge aggregated $1,354,000 during the six months and nine days ended July 9, 1998. Management believes the allocations and activities between the Business Unit and Generac are reasonable under the circumstances; however, they may not be indicative of amounts that would be required to be incurred if the Business Unit operated on a stand-alone basis.

The changes (in $000's) within the business unit investment for the period ended July 9, 1998 are as follows:

Balance at January 1, 1998                           $ 52,763
  Net income                                           14,493
  Cumulative translation adjustments                     (535)
  Activity with parent, net                            15,189
                                                  ------------
Balance at July 9, 1998                              $ 81,910
                                                  ============

3.   S CORPORATION ELECTION

     Generac and its Stockholders have elected for federal and certain state income tax purposes to be treated as a S Corporation under provisions of the Internal Revenue Code. Accordingly, Generac's taxable income is includable in the individual tax returns of its Stockholders and no provision for income taxes is included in the accompanying financial statements.

4.   PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts charged to operations was $67,000 for the six months and nine days ended July 9, 1998.



5.   EMPLOYEE RETIREMENT AND SAVINGS PLANS

         Generac has noncontributory pension plans (salaried and hourly) covering substantially all of its employees including the employees of the Business Unit. The benefits under the salaried plan are based upon years of service and the participants' defined final average monthly compensation. The benefits under the hourly plan are based on a unit amount at the date of termination multiplied by the participants' credited service. Generac's funding policy for these plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Total pension expense allocated to the Business Unit for the six months and nine days ended July 9, 1998 was $231,000.

         Generac maintains deferred compensation plans for key employees of the Business Unit. Deferred compensation expense charged to operations was $18,000 for the six months and nine days ended July 9, 1998.

6.   RENT EXPENSE

     Generac leases certain manufacturing equipment, computer equipment and vehicles used in the Business Unit under operating leases for lease terms ranging up to five years.

     Total rent expense for the six months and nine days ended July 9, 1998 was approximately $476,000.

7.   MAJOR CUSTOMERS

     Two customers accounted for approximately 69% of net sales for the six months and nine days ended July 9, 1998.

8.   FOREIGN OPERATIONS

     Sales for the Business Unit's European operations accounted for approximately 8% of net sales for the six months and nine days ended July 9, 1998.

9.   CONTINGENCIES

     In the normal course of business the Business Unit is involved in certain legal actions and claims. It is the opinion of management that such litigation and claims will be resolved without material effect on the Business Unit's results of operations.

10.  SUBSEQUENT EVENT

     On July 9, 1998, Generac completed the sale of substantially all of the assets and the assumption of certain liabilities of the Business Unit to Generac Portable Products, LLC (a company formed by The Beacon Group III -- Focus Value Fund, L.P.) for a net purchase price of approximately $305 million, including expenses.

                                   SCHEDULE II
       PORTABLE PRODUCTS DIVISION, A BUSINESS UNIT OF GENERAC CORPORATION
                     SCHEDULE OF COMBINED VALUATION ACCOUNTS

                                                             BALANCE AT
                                                              BEGINNING          CHARGES TO                           BALANCE AT
                                                              OF PERIOD            EXPENSE           DEDUCTIONS      END OF PERIOD
                                                            ------------        ------------        ------------    ---------------
ACCOUNTS RECEIVABLE:
       Six Months and Nine Days Ended July 9, 1998                  172                 67                  14                225


                                                             BALANCE AT
                                                              BEGINNING          CHARGES TO                           BALANCE AT
                                                              OF PERIOD            EXPENSE           DEDUCTIONS      END OF PERIOD
                                                            ------------        ------------        ------------    ---------------
INVENTORY
       Six Months and Nine Days Ended July 9, 1998                  350                412                 262                500

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

                                            GENERAC PORTABLE PRODUCTS, INC.
                                            (Registrant)

Date:  March 30, 2001               By      /s/ ERIC R. WILKINSON
                                            -----------------------
                                            Eric R. Wilkinson
                                            President

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

Date:  March 30, 2001               By      /s/ ERIC R. WILKINSON
                                            -----------------------
                                            Eric R. Wilkinson
                                            President

Date:  March 30, 2001               By      /s/ RICHARD A. AUBE
                                            ------------------------
                                            Richard A. Aube
                                            Treasurer

Date:  March 30, 2001               By      /s/ R. EUGENE CARTLEDGE
                                            -------------------------
                                            R. Eugene Cartledge
                                            Chairman of the Board

Date:  March 30, 2001               By      /s/ THOMAS A. COMMES
                                            ----------------------
                                            Thomas A. Commes
                                            Director

Date:  March 30, 2001               By      /s/ GARY J. LATO
                                            ------------------
                                            Gary J. Lato
                                            Vice President and Secretary

Date:  March 30, 2001               By      /s/ THOMAS G. MENDELL
                                            ----------------------
                                            Thomas G. Mendell
                                            Director

Date:  March 30, 2001               By      /s/ DORRANCE J. NOONAN, JR.
                                            -----------------------------
                                            Dorrance J. Noonan, Jr.
                                            Vice President and Director

Date:  March 30, 2001               By      /s/ R. RALPH PARKS
                                            --------------------
                                            R. Ralph Parks
                                            Director

Date:  March 30, 2001               By      /s/ JAMES P. SCHADT
                                            ---------------------
                                            James P. Schadt
                                            Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAC PORTABLE PRODUCTS, LLC
                                            (Registrant)

Date:  March 30, 2001               By      /s/ DORRANCE J. NOONAN, JR.
                                            -----------------------------
                                            Dorrance J. Noonan, Jr.
                                            President and Chief Executive
                                            Officer

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

Date:  March 30, 2001               By      /s/ DORRANCE J. NOONAN, JR.
                                            -----------------------------
                                            Dorrance J. Noonan, Jr.
                                            President, Chief Executive Officer
                                            and Director

Date:  March 30, 2001               By      /s/ GARY J. LATO
                                            ------------------
                                            Gary J. Lato
                                            Chief Financial Officer

Date:  March 30, 2001               By      /s/ RICHARD A. AUBE
                                            ------------------------
                                            Richard A. Aube
                                            Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GPPW, INC.
                                            (Registrant)

Date  March 30, 2001                By      /s/ FAITH ROSENFELD
                                            ---------------------
                                            Faith Rosenfeld
                                            President

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

Date  March 30, 2001                By      /s/ FAITH ROSENFELD
                                            ---------------------
                                            Faith Rosenfeld
                                            President

Date:  March 30, 2001               By      /s/ RICHARD A. AUBE
                                            ------------------------
                                            Richard A. Aube
                                            Secretary, Treasurer and Director

     EXHIBIT
     NUMBER     DESCRIPTION OF EXHIBITS
     ------     -----------------------
      2.1       Agreement and Plan of Merger by and Among Briggs and Stratton
                Corporation, GPP Merger Corporation, Generac Portable Products,
                Inc. and The Beacon Group III - Focus Value Fund, L.P.
                (incorporated by reference to Exhibit 2.1 to the Registrants'
                Form 8-K Current Report dated March 23, 2001).
      3.1       Certificate of Incorporation of GPPC, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Registration
                Statement on Form S-4 dated July 26, 1999).
      3.2       Certificate of Amendment of Certificate of Incorporation Before
                Payment of Any Part of the Capital of GPPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants' Registration
                Statement on Form S-4 dated July 26, 1999).
      3.3       Certificate of Amendment of Certificate of Incorporation Before
                Payment of Any Part of the Capital of Generac Portable Products,
                Inc. (incorporated by reference to Exhibit 3.3 to the
                Registrants' Registration Statement on Form S-4 dated July 26,
                1999).
      3.4       By-Laws of Generac Portable Products, Inc. (incorporated by reference to Exhibit 3.4 to the Registrants' Registration
                Statement on Form S-4 dated July 26, 1999).
      3.5       Certificate of Formation of Generac Portable Products, LLC
                (incorporated by reference to Exhibit 3.5 to the Registrants'
                Registration Statement on Form S-4 dated July 26, 1999).
      3.6       Limited Liability Company Agreement of Generac Portable
                Products, LLC (incorporated by reference to Exhibit 3.6 to the
                Registrants' Registration Statement on Form S-4 dated July 26,
                1999).
      3.7       Articles of Incorporation of GPPW, Inc. (incorporated by
                reference to Exhibit 3.7 to the Registrants' Registration
                Statement on Form S-4 dated July 26, 1999).
      3.8       By-laws of GPPW, Inc. (incorporated by reference to Exhibit 3.8 to the Registrants' Registration Statement on Form S-4 dated
                July 26, 1999).
      3.9       Certificate of Amendment of Restated Certificate of
                Incorporation of Generac Portable Products, Inc.
      4.1       Indenture, dated as of July 1, 1998 among Generac Portable
                Products, LLC, GPPW, Inc. and Marine Midland Bank, as trustee
                (incorporated by reference to Exhibit 4.1 to the Registrants'
                Registration Statement on Form S-4 dated July 26, 1999).
      4.2       Registration Rights Agreement, dated as of July 2, 1998 among
                Generac Portable Products, LLC, GPPW, Inc. and Deutsche Bank
                Securities Inc. (incorporated by reference to Exhibit 4.2 to the
                Registrants' Registration Statement on Form S-4 dated July 26,
                1999).
      4.3       Form of Security for 11 1/4% senior subordinated notes due 2006 issued by Generac Portable Products, LLC and GPPW, Inc.
                (including the form of Guarantee) (incorporated by reference to
                Exhibit 4.4 to the Registrants' Registration Statement on Form
                S-4 dated July 26, 1999).

      4.4       Stockholders' Agreement by and among Generac Portable Products,
                Inc., The Beacon Group III - Focus Value Fund L.P. and other stockholders dated as of July 9, 1998 (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on
                Form S-1 dated May 21, 1999).
      4.5 Unit Purchase Agreement, dated as of November 20, 2000 by and among Generac Portable Products, Inc., Generac Portable
                Products, LLC and The Beacon Group - Focus Value Fund III.
      10.1      OEM Engine Supply Agreement dated July 9, 1998 between Generac
                Corporation and Generac Portable Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrants' Registration
                Statement on Form S-4 dated July 26, 1999).
      10.2      Fourth Amendment, dated as of October 18, 2000, to Credit
                Agreement dated July 9, 1998 among Generac Portable Products,
                LLC, Generac Portable Products, Inc., GPPW, Inc., various banks and Bankers Trust Company, as administrative agent.
      24.1      Powers of Attorney (included in the signature pages of this Form
                10-K).